Form 10QSB
period 2000-09-30
CYBEREXCELLENCE INC
filed 2000-11-06
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number: 0-29605
                                 -------


                              CYBEREXCELLENCE, INC.
                              ---------------------
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


                                 (801) 575-8073
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes XX           No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 6, 2000 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................5

INDEX TO EXHIBITS..............................................................6









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyberexcellence, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2000 and December 31, 1999.......F-2

Unaudited Statement of Operations for the nine months ended
September 30, 2000 and 1999 and February 15, 1996
(Date of Inception) to September 30, 2000....................................F-3

Unaudited Statement of Cash Flows for the nine months
ended September 30, 2000 and 1999 and February 15, 1996
(Date of Inception) to December 31, 1999.....................................F-4

Notes to Condensed Financial Statements......................................F-5

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                 As Of September 30, 2000 and December 31, 1999

                                                                                   (Unaudited)
                                                                                  September 30,       December 31,
                                                                                       2000               1999
                                                                                 ----------------   ----------------
ASSETS

CURRENT ASSETS:

     Cash                                                                       $              21  $               -
                                                                                 ----------------   ----------------
     TOTAL CURRENT ASSETS                                                                      21                  -

TOTAL ASSETS                                                                    $              21  $               -
                                                                                 ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable - Trade                                                   $             742  $               -
     Accounts Payable - Related Party                                                         850                  -
                                                                                 ----------------   ----------------
     TOTAL CURRENT LIABILITIES                                                              1,592                  -

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares; no
       shares issued                                                                            -                  -
     Common stock, $.001 par value; authorized 20,000,000 shares;
      shares issued and outstanding: 2,042,000 on September 30, 2000 and
     December 31, 1999                                                                      2,042              2,042
     Additional paid-in capital                                                               324                324
     Less Stock Subscriptions Receivable                                                        -               (360)
     Accumulated deficit during development stage                                          (3,937)            (2,006)
                                                                                 ----------------   ----------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                               (1,571)                 -
                                                                                 ----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $              21  $               -
                                                                                 ================   ================


    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
             For the Three and Nine Months Ended September 30, 2000
               and 1999 and February 15, 1996 (Date of Inception)
                              to September 30, 2000

                                             For the Three Months Ended         For the Nine Months Ended         Inception to
                                                    September 30                      September 30                September 30,
                                               2000             1999             2000              1999                2000
                                          --------------  ----------------  ---------------  ----------------  -------------------
Revenue:
     None                                $             - $               - $              - $               - $                  -
                                          --------------  ----------------  ---------------  ----------------  -------------------
Expenses:
     General and administrative costs                872                 -            1,931                 -                3,937
                                          --------------  ----------------  ---------------  ----------------  -------------------
Total Operating Expenses                             872                 -            1,931                 -                3,937

Operating Profit (Loss)                             (872)                -           (1,931)                -               (3,937)
                                          --------------  ----------------  ---------------  ----------------  -------------------
                                                                         -
Provision for income taxes                                                                -                 -                    -

         Net loss                        $          (872)$               - $         (1,931)$               - $             (3,937)
                                          ==============  ================  ===============  ================  ===================
Net loss per common share - basic        $       (0.001) $               - $        (0.002) $               - $                  -
                                          =============  =================  ==============   ================  ===================
Weighted average number of shares
outstanding - basic                           1,042,000         1,000,000        1,042,000         1,000,000                     -
                                          =============  ================   ==============   ===============   ===================






    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
            For the Nine Months Ended September 30, 2000 and 1999 and
           February 15, 1996 (Date of Inception) to September 30, 2000

                                                                          For the Nine Months Ended            Inception to
                                                                                September 30,                  September 30,
                                                                           2000               1999                  2000
                                                                      ---------------   ----------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                      $         (1,931) $               -  $               (3,937)
                                                                      ---------------   ----------------   ---------------------

     Adjustments to reconcile net (loss) to net cash used by operating activities:

          Increase in Accounts Payable                                            742                  -                     742
          Services and expenses paid with common stock                              -                  -                   1,006
                                                                      ---------------   ----------------   ---------------------
            Total adjustments                                                       -                  -                   1,748
                                                                      ---------------   ----------------   ---------------------

     Net cash provided (used) by operating activities                          (1,189)                 -                  (2,189)
                                                                      ---------------   ----------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Loans by Related Party                                                       850                  -                     850
     Capital contributions by incorporators                                       360                  -                   1,360
                                                                      ---------------   ----------------   ---------------------
     Net cash provided by financing activities                                  1,210                  -                   2,210

Net change in cash                                                                 21                  -                      21
                                                                      ---------------   ----------------   ---------------------
Cash, beginning                                                                     -                  -                       -
                                                                      ---------------   ----------------   ---------------------
Cash, ending                                                         $             21  $               -  $                   21
                                                                      ===============   ================   =====================
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for services and expenses              $              -  $               -  $                1,006
                                                                      ===============   ================   =====================

    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000


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

2.  Related Party Transactions

At the conclusion of the third quarter, Hudson Consulting Group, Inc. billed the Company $742.00 for services rendered in preparing disclosure documents and general administrative tasks with regard to daily operations. Richard Surber is president of both Hudson Consulting Group, Inc. and the Company.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the fourth quarter of 2000, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.


                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10- QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of November, 2000.




CYBEREXCELLENCE, INC.


/s/  Richard D. Surber
------------------------------
Richard D. Surber
President and Director

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

27       7          Financial Data Schedule "CE".

* Incorporated herein by reference from the referenced filings previously made by the Company.