Form 10QSB/A
period 2000-09-30
CYBEREXCELLENCE INC
filed 2000-12-12
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

                               Yes XX           No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 12, 2000 was 2,042,000.

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
                                                                                 ================   ================


    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
              For the Periods Ended September 30, 2000 and 1999 and
           February 15, 1996 (Date of Inception) to September 30, 2000


                                              For the Three Months Ended         For the Nine Months Ended         Inception to
                                                     September 30                      September 30                September 30,
                                                2000             1999             2000              1999                2000
                                           --------------  ----------------  ---------------  ----------------  -------------------
Revenue:
     None                                 $             - $               - $              - $               - $                  -
                                           --------------  ----------------  ---------------  ----------------  -------------------
Expenses:
     General and administrative costs                 130                 -              809                 -                2,815
     Outside Service                                  742                 -              742                 -                  742
     Stock Related                                      -                 -              380                 -                  380
                                           --------------  ----------------  ---------------  ----------------  -------------------
Total Operating Expenses                              872                 -            1,931                 -                3,937

Operating Profit (Loss)                              (872)                -           (1,931)                -               (3,937)
                                           --------------  ----------------  ---------------  ----------------  -------------------

Provision for income taxes                              -                 -                -                 -                    -

         Net loss                         $          (872)$               - $         (1,931)$               - $             (3,937)
                                           ==============  ================  ===============  ================  ===================
Net loss per common share - basic         $        (0.001)$               - $         (0.002)$               -
                                           ==============  ================  ===============  ================
Weighted average number of shares
outstanding - basic                             1,042,000         1,000,000        1,042,000         1,000,000
                                           ==============  ================  ===============  ================






    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
            For the Nine Months Ended September 30, 2000 and 1999 and
           February 15, 1996 (Date of Inception) to September 30, 2000

                                                                                                               Inception to
                                                                       September 30,        September          September 30,
                                                                           2000             30, 1999                2000
                                                                      ---------------   ----------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                      $         (1,931) $               -  $               (3,937)
                                                                      ---------------   ----------------   ---------------------

     Adjustments to reconcile net (loss) to net cash used by operating activities:

          Increase in Accounts Payable                                            742                  -                     742
          Services and expenses paid with common stock                              -                  -                   1,006
                                                                      ---------------   ----------------   ---------------------
            Total adjustments                                                       -                  -                   1,748
                                                                      ---------------   ----------------   ---------------------

     Net cash provided (used) by operating activities                          (1,189)                 -                  (2,189)
                                                                      ---------------   ----------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Loans by Related Party                                                       850                  -                     850
     Capital contributions by incorporators                                       360                  -                   1,360
                                                                      ---------------   ----------------   ---------------------
     Net cash provided by financing activities                                  1,210                  -                   2,210

Net change in cash                                                                 21                  -                      21
                                                                      ---------------   ----------------   ---------------------
Cash, beginning                                                                     -                  -                       -
                                                                      ---------------   ----------------   ---------------------
Cash, ending                                                                       21                  -                      21
                                                                      ===============   ================   =====================
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for services and expenses              $              -  $               -  $                1,006
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

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's initial registration statement on Form 10- SB, filed with the Securities and Exchange Commission on February 18, 2000. Therefore, those footnotes are included herein by reference.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of December, 2000.




CYBEREXCELLENCE, INC.


/s/  Richard D. Surber
----------------------------
Richard D. Surber
President and Director

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