Form 10QSB
period 2001-03-31
CYBEREXCELLENCE INC
filed 2001-05-15
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .



         Commission file number: 0-29605


                              CYBEREXCELLENCE, INC.
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


                                 (801) 575-8073
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 11, 2001 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2000...................................4

Unaudited Statement of Operations for the three months ended March 31, 2001 and
2000 and February 15, 1996 (Date of Inception) to March 31, 2001...............5

Unaudited Statement of Cash Flows for the three months ended March 31, 2001 and
2000 and February 15, 1996 (Date of Inception) to March 31, 2001...............6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyberexcellence Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                              As Of March 31, 2001




                                                                                       (Unaudited)
                                                                                      March 31, 2001
                                                                                       ----------
ASSETS

CURRENT ASSETS:

     Cash                                                                             $        61
                                                                                       ----------
     TOTAL CURRENT ASSETS                                                                      61

TOTAL ASSETS                                                                          $        61

                                                                                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable                                                               $         400
     Accounts Payable - Related Party                                                       2,397
                                                                                       ----------
     TOTAL CURRENT LIABILITIES                                                              2,797

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued - Common stock, $.001 par value; authorized 20,000,000 shares;
            2,042,000 shares issued and outstanding on March 31, 2001                       2,042
     Additional paid-in capital                                                               324
     Accumulated deficit during development stage                                          (5,102)
                                                                                       ----------
     TOTAL STOCKHOLDERS' EQUITY                                                            (2,736)
                                                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $        61

                                                                                       ==========


    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
             For the Three Months Ended March 31, 2001 and 2000 and
             February 15, 1996 (Date of Inception) to March 31, 2001




                                                          March 31,  March 31,  Inception to
                                                            2001       2000   March 31, 2001
                                                         ---------  --------  ------------
                                                         ---------  --------  ------------
Revenue:
     None                                                $       -  $      -  $          -
                                                         ---------  --------  ------------

Expenses:
     General and administrative costs                          165       959         5,102
                                                         ---------  --------  ------------
Operating Profit (Loss)                                       (165)     (959)       (5,102)
                                                         ---------  --------  ------------

Provision for income taxes                                       -         -             -

                                    Net loss             $    (165)     (959)       (5,102)

                                                         =========  ========  ============

Net loss per common share - basic                        $    0.00  $   0.00

                                                         ---------  --------

Weighted average number of shares outstanding - basic    2,042,000 1,042,822
                                                         ========= =========






    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
             For the Three Months Ended March 31, 2001 and 2000 and
             February 15, 1996 (Date of Inception) to March 31, 2001



                                                                                          Inception to
                                                                  March 31,   March 31,    March 31,
                                                                    2001        2000         2001
                                                                  --------    --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                                                       $   (165)   $   (959)   $  (5,102)
                                                                  --------    --------    ---------
     Adjustments to reconcile net (loss) to net cash used by
operating activities:
          Stock issued for services                                      -           -        1,006
          Increase in accounts payable                                 200       1,010        2,797
                                                                  --------    --------    ---------

     Net cash provided (used) by operating activities                   35          51       (1,299)
                                                                  --------    --------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
                                                                  --------    --------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions by incorporators                              -           -        1,000
     Stock subscriptions collected                                       -         360          360
                                                                  --------    --------    ---------
     Net cash provided by financing activities                           -         360        1,360

Net increase in cash                                                    35         411           61
                                                                  --------    --------    ---------

Cash, beginning                                                         26           -            -
                                                                  --------    --------    ---------

Cash, ending                                                      $     61    $    411    $      61

                                                                  --------    --------    ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses           $      -    $      -    $   1,006

                                                                  --------    --------    ---------



    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2001


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the second quarter of 2001, but there can be no assurance that this expectation will be fully realized.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees and does not anticipate doing so until it acquires a business or an interest in an operation company.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of May, 2001.




CYBEREXCELLENCE, INC.


/S/ Richard Surber                               May 11, 2001
----------------------                           -------------------
Richard Surber                                   Date
President and Director

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

3(i)              *                 Articles of Incorporation of the Company (
                                    incorporated herein by reference from
                                    Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Securities and Exchange
                                    Commission on February 18, 2000).

3(ii)             *                 Bylaws of the Company, as amended
                                    (incorporated herein by reference from
                                    Exhibit 3(ii) of the Company's Form 10-SB as filed with the Securities and Exchange
                                    Commission on February 18, 2000).