Form 10QSB
period 2001-06-30
CYBEREXCELLENCE INC
filed 2001-08-07
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                  ------------    --------------


         Commission file number: 0-29605
                                 -------


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

            Yes XX       No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 6, 2001was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2001....................................4

Unaudited Statement of Operations for the three and six months ended June 30,
2001 and 2000 and February 15, 1996 (Date of Inception) to June 30, 2001.......5

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and
2000 and February 15, 1996 (Date of Inception) to June 30, 2001................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyberexcellence Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               As Of June 30, 2001


                                                                   (Unaudited)
                                                                  June 30, 2001
                                                                   ------------
ASSETS

CURRENT ASSETS:

     Cash                                                           $        19
                                                                     ----------
     TOTAL CURRENT ASSETS                                                    19

TOTAL ASSETS                                                        $        19
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable                                               $     1,497
     Accounts Payable - Related Party                                     1,100
                                                                     ----------
     TOTAL CURRENT LIABILITIES                                            2,597

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value; authorized 5,000,000 shares;
          no shares issued and outstanding on June 30, 2001                   -
     Common stock, $.001 par value; authorized 20,000,000 shares;
          2,042,000 shares issued and outstanding on June 30, 2001        2,042
     Additional paid-in capital                                             524
     Accumulated deficit during development stage                        (5,144)
                                                                     ----------
     TOTAL STOCKHOLDERS' DEFICIT                                         (2,578)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        19
                                                                     ===========






    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000
                                       and
           From February 15, 1996 (Date of Inception) to June 30, 2001


                                                                                                            Inception to
                                                  Three months ended              Six months ended            June 30,
                                                       June 30,                       June 30,                  2001
                                                                                                           --------------
                                                 2001            2000           2001            2000
                                             -------------   ------------   ------------    ------------   --------------
Revenue:
     None                                  $             - $            - $            - $             - $              -
                                             -------------   ------------   ------------    ------------   --------------

Expenses:
     General and administrative costs                   42            959            207           1,059            5,144
                                             -------------   ------------   ------------    ------------   --------------
Operating Profit (Loss)                                (42)          (959)          (207)         (1,059)          (5,144)
                                             -------------   ------------   ------------    ------------   --------------

Provision for income taxes                               -              -              -               -                -

                           Net loss        $           (42)$         (959)$         (207)$        (1,059)$         (5,144)

                                             =============   ============   ============    ============   ===============

     Net loss per common share - basic     $          0.00 $         0.00 $         0.00 $          0.00

                                             =============   ============   ============    ============

Weighted average number of shares
outstanding - basic                              2,042,000      1,042,822      2,042,000       1,042,822
                                             =============   ============   ============    ============







    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                       and
           From February 15, 1996 (Date of Inception) to June 30, 2001



                                                                                                     Inception to
                                                                         Six months ended              June 30,
                                                                             June 30,                    2001

                                                                     2001               2000
                                                                 -------------     --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                     $         (207)   $        (1,059)          (5,144)
                                                                 -------------     --------------   --------------
     Adjustments to reconcile net (loss) to net cash used by operating activities:
          Stock issued for services                                          -                  -            1,006
          Increase in accounts payable                                     200                  -            1,697
                                                                 -------------     --------------   --------------
     Net cash provided (used) by operating activities                       (7)            (1,059)          (2,441)
                                                                 -------------     --------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES                                         -                  -                -
                                                                 -------------     --------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from related parties                                              -                850            1,100
     Capital contributions by incorporators                                  -                  -            1,000
     Stock subscriptions collected                                           -                360              360
                                                                 -------------     --------------   --------------
     Net cash provided by financing activities                               -              1,210            2,460

Net increase in cash                                                        (7)               151               19
                                                                 -------------     --------------   --------------

Cash, beginning                                                             26                  -                -
                                                                 -------------     --------------   --------------

Cash, ending                                                    $           19    $           151  $            19

                                                                 =============     ==============   ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses         $            -    $             -  $         1,006
                                                                 =============     ==============   ==============



    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10- KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2001, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of August, 2001.




CYBEREXCELLENCE, INC.



/s/ Richard Surber                                            August 6, 2001
-----------------------------------
Richard Surber
President and Director

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