Form 10KSB
period 2001-12-31
CYBEREXCELLENCE INC
filed 2002-04-15
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended December 31, 2001

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

                  4114 Splendor Way, Salt Lake City, Utah 84124
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 243-4498
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

The issuer's total consolidated revenues for the year ended December 31, 2001 were $ 0.

At December 31, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business......................................1

Item 2.           Description of Property......................................5

Item 3.           Legal Proceedings............................................5

Item 4.           Submission of Matters to a Vote of Security-Holders..........5


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....5

Item 6.           Management's Discussion and Analysis or Plan of Operation....6

Item 7.           Financial Statements.........................................7

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure..........................8

                                    PART III

Item 9.           Directors and Executive Officers.............................8

Item 10.          Executive Compensation.......................................9

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management..............................................10

Item 12.          Certain Relationships and Related Transactions..............10

Item 13.          Exhibits and Reports on Form 8-K............................10

                  Signatures..................................................11

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

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Richard Surber, sole officer and director, may, as a negotiated part of the transaction, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) which participates in the merger/acquisition. The other entity might only buy shares from Richard Surber and/or Axia Group, Inc., or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares, whether from Richard Surber or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders' stock at prices comparable to those offered to Richard Surber or Axia Group, Inc. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view toward any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at the home of F. Briton McConkie, a director of the Company,4114 Splendor Way, Salt Lake City, Utah 84124. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this report to a vote of security holders, therefore rendering this item inapplicable.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. The Company intends to have Form 15c-(2)(11) filed on its behalf once a suitable business acquisition or merger has been completed in an effort to obtain a listing on the NASD over the counter bulletin board and create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive acquisition or merger candidate. However, there is no guarantee that the Company will obtain a listing on the NASD over-the-counter bulletin board or that a public market for the Company's securities will develop or, if such a market does develop, that it will continue, even if a listing on the NASD over the counter bulletin board is obtained.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the calendar year 2001.

Record Holders

As of December 31, 2001, there were seventy-seven (77) shareholders of record holding a total of 2,042,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company had no revenue from continuing operations from inception through period ended December 31, 2001.

General and administrative expenses for the period ended December 31, 2001 were $4,762.57. General and administrative expenses for 2001 consisted of expenses to keep the Company in good corporate standing, fees to Transfer Agents, and minimal expenses for office and bank account administration.

The Company had a net loss of $4,762.57 for the period ended December 31, 2001. The Company's net loss for fiscal 2001 was attributable to general and administrative expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of December 31, 2001, the Company had no major assets. The Company is currently authorized to issue 20,000,000 shares of common stock, of which 2,042,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of December 31, 2001. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2001. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2001. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

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

Events Subsequent to End of Fiscal Year

Pursuant to an agreement dated December 27, 2001, on January 7, 2002, Richard D. Surber and Axia Group, Inc. sold 1,900,000 of the 2,000,000 shares owned by them in the Company to F. Briton McConkie, Jr. and Stephen Fey. Of the shares sold, 1,000,000 came from Mr. Surber and 900,000 from Axia Group, Inc. As a result of the transaction, Mr. McConkie and Mr. Fey, who each now own 950,000 shares of the Company's common stock, own 93.05% of the outstanding shares of the Company.

ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2001 are attached hereto as F-1 through F-9.

                              Cyberexcellence, Inc

                         Financial Statements and Report

                   of Independent Certified Public Accountants

                                December 31, 2001

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Audited Balance Sheet as of December 31, 2001 ...............................F-3

Audited Statement of Operations for the years ended December 31, 2001 and 2000 and February 15, 1996 (Date of Inception) to December 31, 2001...............F-4

Audited Statement of Cash Flows for the year ended December 31, 2001 and 2000 and February 15, 1996 (Date of Inception) to December 31, 2001...............F-5

Audited Statement of Stockholder's Equity for the year ended December
31, 2001.....................................................................F-6

Notes to Condensed Financial Statements......................................F-7

[ANDERSEN ANDERSEN & STRONG, L.L.C.
941 EAST 3300 SOUTH, SUITE 202
SALT LAKE CITY, UTAH 84106
PHONE: 801-486-0096
FAX: 801-486-0098]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Audit Committee or the
Board of Directors of
Cyberexcellence, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cyberexcellence, Inc. (a development stage company) at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, the period from February 15, 1996 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberexcellence, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from February 15, 1996 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses from operations from its inception and has very limited working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 11, 2002
Salt Lake City, Utah

/s/ Anderson Anderson & Strong
------------------------------
                                       F-3

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of December 31, 2001


                                     Assets

Current Assets:
   Cash in bank                                                      $       135
                                                                     -----------

     Total Assets                                                    $       135
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $     1,108
   Accounts payable - related parties                                      6,361
                                                                     -----------

     Total Current Liabilities                                             7,469
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;              -
         no shares issued
   Common stock, $.001 par value; authorized 20,000,000 shares;            2,042
         shares issued and outstanding: 2,042,000
   Additional paid-in capital                                                324
   Deficit accumulated during development stage                          (9,700)
                                                                     -----------

     Total Stockholders' Deficit                                         (7,334)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $       135
                                                                     ===========







              The accompanying notes are an integral part of these
                              financial statements

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                             Statement of Operations
                   Years ended December 31, 2001 and 2000 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2001



                                                                  Inception
                                                                through Dec. 31,
                                             2001        2000      2001
                                          ----------  ----------  ---------

Revenues:
     None                                 $        -  $        -  $       -
                                          ----------  ----------  ---------
                                                   -  $        -  $       -
                                          ----------  ----------  ---------
Expenses:
     General and administrative costs          4,763       2,931      9,700
                                          ----------  ----------  ---------
                                               4,763       2,931      9,700
                                          ----------  ----------  ---------


Net Loss                                  $  (4,763)    (2,931)     (9,700)
                                          ==========  ==========  =========

Net Loss Per Common Share - basic         $        -           -          -
                                          ==========  ==========  =========

Weighted average number of shares          2,042,000   2,042,000          -
outstanding - basic
                                          ==========  ==========  =========





















    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years ended December 31, 2001 and 2000 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2001


                                                                               Inception
                                                                              through Dec.
                                                          2001       2000      31, 2001
                                                       --------    --------   ----------

Cash flows from operating activities:

     Net loss                                          $(4,763)    $(2,931)   $  (9,700)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Increase in accounts payable                       4,872       2,597        7,469
       Services and expenses paid with common stock           -           -        1,006
                                                       --------    --------   ----------

       Total adjustments                                  4,872       2,597        8,475
                                                       --------    --------   ----------

   Net cash (used) by operating activities                  109       (334)      (1,225)
                                                       --------    --------   ----------


Cash flows from financing activities:

Capital contributions by incorporators                        -           -        1,000
Stock subscriptions collected                                 -         360          360
                                                       --------    --------   ----------

   Net cash provided by financing activities                  0         360        1,360
                                                       --------    --------   ----------

Net increase in cash                                        109          26          135

Cash, beginning                                              26           -            -
                                                       --------    --------   ----------

Cash, end                                              $    135          26          135
                                                       ========    ========   ==========




Supplemental Schedule of non-cash investing and
 f financioninancing activities:
financing activities:

Issuance of common stock for services and expenses     $      -    $      -   $    1,006
                                                       ========    ========   ==========





    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                  Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to December 31, 2001


                                                                                 Additional
                                                                 Common Stock     Paid-in   Accumulated
                                                             Shares      Amount   Capital     Deficit      Total
                                                          ----------   ---------  -------   ---------   ---------

Issuance of common stock to incorporators
   for cash - April 9, 1996 at $0.001                      1,000,000   $   1,000  $     -   $       -   $   1,000
Net loss for the period from February 15, 1996                     -           -        -     (1,000)     (1,000)
   (date of inception) to December 31, 1997
                                                          ----------   ---------  -------   ---------   ---------
Balance December 31, 1997                                  1,000,000       1,000        0     (1,000)           0
                                                          ----------   ---------  -------   ---------   ---------
Results of operations year ended December 31, 1998                 -           -        -           -           0
                                                          ----------   ---------  -------   ---------   ---------
Balance December 31, 1998                                  1,000,000       1,000        0     (1,000)           0
                                                          ----------   ---------  -------   ---------   ---------
Issuance of shares for services - Dec.16, 1999 at $0.001:  1,006,000       1,006        -           -       1,006
Shares subscribed - Dec. 16, 1999 at $0.01                    36,000          36      324           -         360
   Subscriptions not collected until February 3, 2000              -           -        -           -       (360)
Results of operations year ended December 31, 1999                 -           -        -     (1,006)     (1,006)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 1999                               2,042,000       2,042      324     (2,006)           0
Subscriptions collected February 3, 2000                           -           -        -           -         360
Results of operations year ended December 31, 2000                 -           -        -     (2,931)     (2,931)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 2000                               2,042,000   $   2,042  $   324   $ (4,937)   $ (2,571)
                                                          ----------   ---------  -------   ---------   ---------
Results of operations year ended December 31, 2001                 -           -        -
                                                                                              (4,763)     (4,763)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 2001                               2,042,000   $   2,042  $   324   $ (9,700)   $ (7,334)
                                                          ==========   =========  =======   =========   =========



     The accompany notes are an integral part of these financial statements

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

Income Taxes

At December 31, 2001, the Company had a net operating loss carryforward of $9,700. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because use of future tax benefit is undetermined since the Company has no operations. The net operating loss expires in increments beginning in 2011.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB No. 128.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

2.          Summary of Significant Accounting Policies

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


3.          Related Party Transactions

The statement of changes in stockholders equity shows 2,042,000 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At December 31, 2001, the Company owed $6,361 to these related parties.

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

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The following individuals constitute the Company's Executive Officers and Directors as of April 8, 2002.

     Name                        Age        Position
     ----                        ---        --------
     Stephen Wright              35         President and Director
     F. Briton McConkie, Jr.     55         Secretary, Treasurer and Director

Stephen Wright, Age 35. Mr. Wright was appointed president and a director of the Company in January, 2002, and will serve until his successor is duly elected and qualified. Mr. Wright graduated from the Tulane University Law School with a Juris Doctorate degree in 2000. He received a Masters Degree in Middle East Studies from American University in Cairo, Egypt in 1994. He received a Bachelor's Degree in Middle East Studies from Brigham Young University in 1992. He has been employed by the Kuwait-America Foundation in Washington, D.C. since 1997. He has served as the managing director of Gulf United LLC since 1999.

F. Briton McConkie, Jr., Age 55. Mr. McConkie was appointed president and a director of the Company in January, 2002, and will serve until his successor is duly elected and qualified. Mr. McConkie graduated from the University of Utah with a degree in Political Science and Marketing in 1972. . Mr. McConkie has served as Director of Venture Capital/Funding with Wasatch Capital, Inc. in Salt Lake City, Utah since 1993.

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended December 31, 2001, The following persons were Officers or Directors of the Company, or owners of in 10% or more of the outstanding shares of the Company who failed to file reports required by Section 16(a) on a timely basis:


                                        Number of Reports Filed      Number of Transactions
Name                                    Late                         Not Reported
----                                    -----------------------      ----------------------
Richard D. Surber                        0                           0
Axia Group, Inc.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to Richard Surber during the fiscal years ended December 31, 2000 or 2001. The Company, as of the filing date, has issued Richard Surber a total of 1,000,000 Shares for his services to the Company valued at $1,000. The Company in 1996 also issued Axia Group, Inc. (f/k/a CyberAmerica Corporation) 1,000,000 shares for the organizational cost of the Company valued at $1,000. There is currently no policy in place that prevents the Company from compensating Richard Surber or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the company during the years 1999 to 2001. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation                               Long Term Compensation
                                                                                    Awards                          Payouts
                                                                                          Securities
                                                                      Restricted       Underlying
                                                      Other Annual        Stock          Options           LTIP          All Other
   Name and Principal              Salary     Bonus   Compensation      Award(s)           SARs          payouts       Compensation
        Position           Year      ($)       ($)        ($)             ($)             (#)             ($)              ($)

Richard D. Surber          2001       0         -          -               -                -              -                -
Secretary, Treasurer and   2000       0         -          -               -                -              -                -
Director                   1999       0         -          -            $1,000              -              -                -
------------------------ -------- --------- -------- --------------- --------------- ---------------- --------------  ------------

Compensation of Directors

Currently there are no plans to compensate the Directors of the Company for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth, as of April 8, 2001, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).


  Title of Class   Name and Address of Beneficial    Amount and Nature of    Percent of Class
                              Ownership              Beneficial Ownership
   Common Stock          F. Briton McConkie                 950,000                46.52
                          4114 Splendor Way
                        Salt Lake City, Utah
   Common Stock              Stephen Fey                    950,000               46.52%
   Common Stock      All Executive Officers and            1,900,000              93.05%
                        Directors as a Group


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has not been a party to any material transaction or series of transactions with any Director or Executive Officer of the Company, any nominee for election as a Director of the Company or any beneficial owner of 5% or more of the Company's outstanding common stock, nor is the Company involved in any such proposed transactions.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2002.


                                       Cyberexcellence, Inc.



                                          /s/ F. Briton McConkie, Jr.
                                       ---------------------------------------
                                       F. Briton McConkie, Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                     Date


 /s/ F. Briton McConkie, Jr.
----------------------------
F. Briton McConkie, Jr.           Secretary, Director       April 15, 2002


    /s/ Stephen Wright
----------------------------
Stephen Wright                    President, Director       April 15, 2002

                                INDEX TO EXHIBITS

Exhib.            Page
No.               No.      Description

3(i)              *        Articles of Incorporation of Cyberexcellence, Inc.,
                           a Nevada corporation, filed with the State of Nevada on February 15, 1996

3(ii)             *        By-laws of the Company adopted on December 31, 1999.

4                 *        Employee Benefit Plan adopted on December 14, 1999.



* Incorporated by reference from Form 10-SB filed February 18, 2000.