Form 10QSB
period 2002-03-31
CYBER EXCELLENCE INC
filed 2003-02-14
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

         For the Quarter Ended              Commission File Number
         ---------------------              ----------------------
            March 31, 2002                       000-29605


                              Cyberexcellence, Inc.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)



                 Nevada                                     88-0356052
                 ------                                     ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                  4114 Splendor Way, Salt Lake City, Utah 84124
                  ---------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 243-4498
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class          Name of each Exchange on Which Registered
        -------------------          ------------------------------------------
  Common Stock ($0.001 Par Value)                       None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   [X]                 No   [ ]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

At March 31, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,042,000.

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


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.....5

Item 6.     Management's Discussion and Analysis or Plan of Operation....6

Item 7.     Financial Statements.........................................7

Item 8.     Exhibits and Reports on Form 8-K............................

            Signatures..................................................

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

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of Management and their affiliates, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's evenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

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

The analysis of new businesses will be undertaken by management. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

Acquisition of a Business

The implementing of a structure that will effect any given business transaction, may cause the Company to become party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee. The exact structure of the anticipated business transaction cannot yet be determined. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. In other words, the Company does not intend to merely buy non-controlling interests in other businesses. Rather, its current focus is to acquire a controlling interest in a business. Upon the completion of a transaction, it is likely that the Company's present management will no longer control Company affairs. Further, a majority or all of the Company's present directors may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company may, as a negotiated part of the transaction, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) which participates in the merger/acquisition. The other entity might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view toward any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company are a negotiated part of a future merger or acquisition, a conflict of interest may arise since management / shareholders will be negotiating for the merger or acquisition on behalf of the Company and for the sale of their shares for their own respective accounts. Where a business opportunity is well suited for merger or acquisition by the Company, but affiliates of the prospective business opportunity impose a condition that management sell its shares at a price which is unacceptable to them, management may not sacrifice its financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for its shares is high, management may be inclined to effect the acquisition in order to realize a substantial gain on its shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for its shares is fair. Shareholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its shareholders.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2002.

Record Holders

As of March 31, 2002, there were seventy-seven (77) shareholders of record holding a total of 2,042,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2003, but there can be no assurance that this expectation will be fully realized.

Results of Operations

The Company had no revenue from continuing operations from inception through period ended March 31, 2002.

General and administrative expenses for the period ended March 31, 2002 were $500.00. General and administrative expenses consisted of expenses to keep the Company in good corporate standing.

The Company had a net loss of $500.00 for the period ended March 31, 2002. The Company's net loss for the period was attributable to general and administrative expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses, other than minimal expenses to keep the company in good corporate standing unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of March 31, 2002, the Company had no major assets. The Company is currently authorized to issue 20,000,000 shares of common stock, of which 2,042,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of March 31, 2002. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

The Company projects that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Management will loan the Company sufficient funds to cover these costs over the next twelve months. Management will prepare the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended March 31, 2002 are attached hereto as F-1 through F-9.

                              Cyberexcellence, Inc

                         Unaudited Financial Statements

                                 March 31, 2002

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of March 31, 2002 ......................................... F-3

Statement of Operations for the Three Months ended March 31, 2002 and 2001 and February 15, 1996 (Date of Inception) to March 31, 2001..................F-4

Statement of Stockholder's Equity ...........................................F-5

Notes to Condensed Financial Statements......................................F-6

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                              As of March 31, 2002


                                     Assets

Current Assets:
   Cash in bank                                                      $         0
                                                                     -----------

     Total Assets                                                    $         0
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $     1,473
   Accounts payable - related parties                                      6,361
                                                                     -----------

     Total Current Liabilities                                             7,834
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;              -
         no shares issued
   Common stock, $.001 par value; authorized 20,000,000 shares;            2,042
         shares issued and outstanding: 2,042,000
   Additional paid-in capital                                                324
   Deficit accumulated during development stage                         (10,200)
                                                                     -----------

     Total Stockholders' Deficit                                         (7,834)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $         0
                                                                     ===========







              The accompanying notes are an integral part of these
                              financial statements

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
             For The Three Months ended March 31, 2002 and 2001 and
              Period From February 15, 1996 (Date of Inception) to
                                 March 31, 2002



                                                                  Inception
                                                                through Mar. 31,
                                             2002        2001      2002
                                          ----------  ----------  ---------

Revenues:
     None                                 $        -  $        -  $       -
                                          ----------  ----------  ---------
                                                   -  $        -  $       -
                                          ----------  ----------  ---------
Expenses:
     General and administrative costs            500       4,763     10,200
                                          ----------  ----------  ---------
                                                 500       4,763     10,200
                                          ----------  ----------  ---------


Net Loss                                  $    (500)     (4,763)    (10,200)
                                          ==========  ==========  =========

Net Loss Per Common Share - basic         $        -           -          -
                                          ==========  ==========  =========

Weighted average number of shares          2,042,000   2,042,000          -
outstanding - basic
                                          ==========  ==========  =========


   The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
            Unaudited Statement of Changes In Stockholders' Equity Period From February 15, 1996 (Date of Inception) to March 31, 2002


                                                                                 Additional
                                                                 Common Stock     Paid-in   Accumulated
                                                             Shares      Amount   Capital     Deficit      Total
                                                          ----------   ---------  -------   ---------   ---------
Issuance of common stock to incorporators
   for cash - April 9, 1996 at $0.001                      1,000,000   $   1,000  $     -   $       -   $   1,000
Net loss for the period from February 15, 1996                     -           -        -     (1,000)     (1,000)
   (date of inception) to December 31, 1997
                                                          ----------   ---------  -------   ---------   ---------
Balance December 31, 1997                                  1,000,000       1,000        0     (1,000)           0
                                                          ----------   ---------  -------   ---------   ---------
Results of operations year ended December 31, 1998                 -           -        -           -           0
                                                          ----------   ---------  -------   ---------   ---------
Balance December 31, 1998                                  1,000,000       1,000        0     (1,000)           0
                                                          ----------   ---------  -------   ---------   ---------
Issuance of shares for services - Dec.16, 1999 at $0.001:  1,006,000       1,006        -           -       1,006
Shares subscribed - Dec. 16, 1999 at $0.01                    36,000          36      324           -         360
   Subscriptions not collected until February 3, 2000              -           -        -           -       (360)
Results of operations year ended December 31, 1999                 -           -        -     (1,006)     (1,006)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 1999                               2,042,000       2,042      324     (2,006)           0
Subscriptions collected February 3, 2000                           -           -        -           -         360
Results of operations year ended December 31, 2000                 -           -        -     (2,931)     (2,931)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 2000                               2,042,000   $   2,042  $   324   $ (4,937)   $ (2,571)
                                                          ----------   ---------  -------   ---------   ---------
Results of operations year ended December 31, 2001                 -           -        -           -     (4,763)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 2001                               2,042,000   $   2,042  $   324   $ (9,700)   $ (7,334)
-------   --------    --------                            ----------   ---------

Results of operations three months ended March 31, 2002

      -  $   (500)           -                                     -           -
-------  ---------   ---------                             ---------   ---------
Balance at March 31, 2002

$   324  $ (10,200)  $ (7,834)                             2,042,000   $   2,042
=======  =========    =========                            =========   =========




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

Income Taxes

At December 31, 2001, the Company had a net operating loss carryforward of $9,700. The tax benefit from the loss carryforward has been fully offset by a valuation reserve because use of future tax benefit is undetermined since the Company has no operations. The net operating loss expires in increments beginning in 2011.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted-average Number of shares actually outstanding in accordance with FASB No. 128.

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


3.       Related Party Transactions

The statement of changes in stockholders equity shows 2,042,000 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At March 31, 2002, the Company owed $6,361 to these related parties.

4.       Going    Concern

Continuation of the Company as a going concern is dependent upon obtaining working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective. There can be no assurance that the Company can be successful in this effort.

ITEM 8.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.







                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of January, 2003.


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

Signature                              Title                  Date
---------                              -----                  ----


 /s/ F. Briton McConkie, Jr.
-----------------------------
     F. Briton McConkie, Jr.           Secretary, Director    January 28, 2003


    /s/ Stephen Wright
-----------------------------
        Stephen Wright                 President, Director    January 28, 2003







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