Form 10QSB
period 2002-06-30
CYBER EXCELLENCE INC
filed 2003-02-14
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   ------------------------------------------
                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

         For the Quarter Ended                           Commission File Number
         ---------------------                           ----------------------
             June 30, 2002                                      000-29605


                              Cyberexcellence, Inc.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)



                 Nevada                                     88-0356052
                 ------                                     ----------
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
  Common Stock ($0.001 Par Value)                       None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   [ X ]                No


State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

At June 30, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,042,000.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2002.

Record Holders

As of June 30, 2002, there were seventy-seven (77) shareholders of record holding a total of 2,042,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company had no revenue from continuing operations from inception through period ended June 30, 2002.

General and administrative expenses for the three months and six months ended June 30, 2002 were $500.00 and $1,000.00 respectively . General and administrative expenses consisted of expenses to keep the Company in good corporate standing.

The Company had a net loss of $500.00 and $1,000.00 for the three and six months ended June 30, 2002 respectively. The Company's net loss for the period was attributable to general and administrative expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses, other than minimal expenses to keep the company in good corporate standing unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of June 30, 2002, the Company had no major assets. The Company is currently authorized to issue 20,000,000 shares of common stock, of which 2,042,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of June 30, 2002. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended June 30, 2002 are attached hereto as F-1 through F-9.

                              Cyberexcellence, Inc

                         Unaudited Financial Statements

                                  June 30, 2002

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----


Balance Sheet as of June 30, 2002 ...........................................F-3

Statement of Operations for the Six Months ended June 30, 2002 and 2001 and February 15, 1996 (Date of Inception) to June 30, 2001...................F-4


Statement of Stockholder's Equity ...........................................F-5

Notes to Condensed Financial Statements......................................F-6

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2002


                                     Assets

Current Assets:
   Cash in bank                                                      $         0
                                                                     -----------

     Total Assets                                                    $         0
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $     1,973
   Accounts payable - related parties                                      6,361
                                                                     -----------

     Total Current Liabilities                                             8,334
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;              -
         no shares issued
   Common stock, $.001 par value; authorized 20,000,000 shares;            2,042
         shares issued and outstanding: 2,042,000
   Additional paid-in capital                                                324
   Deficit accumulated during development stage                         (10,700)
                                                                     -----------

     Total Stockholders' Deficit                                         (8,334)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $         0
                                                                     ===========





    The accompanying notes are an integral part of these financial statements


                               CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
               For The Six Months ended June 30, 2002 and 2001 and
              Period From February 15, 1996 (Date of Inception) to
                                  June 30, 2002

                                          Three months ended           Six months ended         Inception to
                                                June 30                     June 30             June 30, 2002
                                        2002          2001            2002          2001
                                    -----------    -----------    -----------    -----------    -----------

Revenue:
         None                       $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------
Expenses:
General and Administrative Costs            500             42          1,000            207         10,700
                                    -----------    -----------    -----------    -----------    -----------
Operating Profit (Loss)                    (500)           (42)        (1,000)          (207)       (10,700)
                                    -----------    -----------    -----------    -----------    -----------
Provision for income taxes                 --             --             --             --             --

Net Loss                            $      (500)   $       (42)   $    (1,000)   $      (207)   $   (10,700)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share           $         0    $         0    $         0    $         0
                                    ===========    ===========    ===========    ===========


Weighted average number of shares
outstanding - basic                   2,042,000      2,042,822      2,042,000      2,042,822
                                    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements


                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
            Unaudited Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to June 30, 2002


                                                                                    Additional
                                                                 Common Stock        Paid-in   Accumulated
                                                             Shares      Amount      Capital     Deficit      Total
                                                            ---------   ---------   ---------   ---------    ---------
Issuance of common stock to incorporators
   for cash - April 9, 1996 at $0.001                       1,000,000   $   1,000   $    --     $    --      $   1,000
Net loss for the period from February 15, 1996                   --          --          --        (1,000)      (1,000)
   (date of inception) to December 31, 1997
                                                            ---------   ---------   ---------   ---------    ---------
Balance December 31, 1997                                   1,000,000       1,000           0      (1,000)           0
                                                            ---------   ---------   ---------   ---------    ---------
Results of operations year ended December 31, 1998               --          --          --          --              0
                                                            ---------   ---------   ---------   ---------    ---------
Balance December 31, 1998                                   1,000,000       1,000           0      (1,000)           0
                                                            ---------   ---------   ---------   ---------    ---------
Issuance of shares for services - Dec.16, 1999 at $0.001:   1,006,000       1,006        --          --          1,006
Shares subscribed - Dec. 16, 1999 at $0.01                     36,000          36         324        --            360
   Subscriptions not collected until February 3, 2000            --          --          --          --           (360)
Results of operations year ended December 31, 1999               --          --          --        (1,006)      (1,006)
                                                            ---------   ---------   ---------   ---------    ---------
Balance at December 31, 1999                                2,042,000       2,042         324      (2,006)           0
Subscriptions collected February 3, 2000                         --          --          --          --            360
Results of operations year ended December 31, 2000               --          --          --        (2,931)      (2,931)
                                                            ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2000                                2,042,000   $   2,042   $     324   $  (4,937)   $  (2,571)
                                                            ---------   ---------   ---------   ---------    ---------
Results of operations year ended December 31, 2001               --          --          --          --         (4,763)
                                                            ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2001                                2,042,000   $   2,042   $     324   $  (9,700)   $  (7,334)
                                                            ---------   ---------   ---------   ---------    ---------

Results of operations six months ended June 30, 2002

    --   $ (1,000)
-------  ---------   ---------                             ---------   ---------
Balance at June 30, 2002

$   324  $ (10,700)  $ (8,334)                             2,042,000   $   2,042
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

                                   SIGNATURES
                                   ----------

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


Signature                         Title                     Date
---------                         -----                     ----


 /s/ F. Briton McConkie, Jr.
------------------------------
F. Briton McConkie, Jr.           Secretary, Director       January 28, 2003


/s/ Stephen Wright
------------------------------
Stephen Wright                    President, Director       January 28, 2003




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