Form 10KSB
period 2002-12-31
CYBER EXCELLENCE INC
filed 2003-04-15
CIK 1016082

FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended December 31, 2002

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 2002 were $ 0.

At December 31, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,042,000.


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

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its officers to effect those services normally provided by professional advisors or financial consultants.

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

In the event sales of shares by present shareholders of the Company are a negotiated part of a future merger or acquisition, a conflict of interest may arise since the officer-shareholders will be negotiating for the merger or acquisition on behalf of the Company and for the sale of their shares for their own respective accounts. Where a business opportunity is well suited for merger or acquisition by the Company, but affiliates of the prospective business opportunity impose a condition that management sell its shares at a price which is unacceptable to them, management may not sacrifice its financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for its shares is high, management may be inclined to effect the acquisition in order to realize a substantial gain on its shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for its shares is fair. Shareholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its shareholders.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at the home of F. Briton McConkie, a director of the Company, 4114 Splendor Way, Salt Lake City, Utah 84124. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

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

Record Holders

As of December 31, 2002, there were seventy-seven (77) shareholders of record holding a total of 2,042,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company had no revenue from continuing operations from inception through period ended December 31, 2002.

General and administrative expenses for the period ended December 31, 2002 were $9,343. General and administrative expenses for 2002 consisted of expenses to keep the Company in good corporate standing, fees to Transfer Agents, and minimal expenses for office.

The Company had a net loss of $9,343 for the period ended December 31, 2002. The
Company's   net  loss  for  fiscal   2002  was   attributable   to  general  and
administrative expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of December 31, 2002, the Company had no major assets. The Company is currently authorized to issue 20,000,000 shares of common stock, of which 2,042,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of December 31, 2002. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

The Company projects that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, shareholders will loan the Company sufficient funds to cover these costs over the next twelve months. Management will provide their expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.


ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2002 are attached hereto as F-1 through F-9.

                              Cyberexcellence, Inc

                         Financial Statements and Report

                   of Independent Certified Public Accountants

                                December 31, 2001




                          INDEX TO FINANCIAL STATEMENTS
                                                                                              Page
                                                                                              ----

Audited Balance Sheet as of December 31, 2002 ................................................F-3

Audited Statement of Operations for the years ended December 31, 2002 and 2001 and February 15, 1996 (Date of Inception) to December 31, 2002................................F-4

Audited Statement of Cash Flows for the year ended December 31, 2002 and 2001 and February 15, 1996 (Date of Inception) to December 31, 2002................................F-5

Audited Statement of Stockholder's Equity for the year ended
December 31, 2002.............................................................................F-6

Notes to Condensed Financial Statements.......................................................F-7

SELLERS & ANDERSEN, L.L.C.
941 EAST 3300 SOUTH, SUITE 202
SALT LAKE CITY, UTAH 84106
PHONE: 801-486-0096
FAX: 801-486-0098


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Audit Committee or the
Board of Directors of
Cyberexcellence, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cyberexcellence, Inc. (a development stage company) at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001, the period from February 15, 1996 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberexcellence, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from February 15, 1996 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



April 12, 2003
Salt Lake City, Utah

/s/ Sellers & Anderson
--------------------------------
                                       F-3

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of December 31, 2002


                                     Assets

Current Assets:
   Cash in bank                                                     $   --
                                                                    --------

     Total Assets                                                   $   --
                                                                    ========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                 $  8,516
   Accounts payable - related parties                                  8,161
                                                                    --------

     Total Current Liabilities                                        16,677
                                                                    --------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;       --
         no shares issued
   Common stock, $.001 par value; authorized 20,000,000 shares;        2,042
         shares issued and outstanding: 2,042,000
   Additional paid-in capital                                            324

   Deficit accumulated during development stage                      (19,043)
                                                                    --------

     Total Stockholders' Deficit                                     (16,677)
                                                                    --------

Total Liabilities and Stockholders' Deficit                         $   --
                                                                    ========







              The accompanying notes are an integral part of these
                              financial statements

                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                             Statement of Operations
                   Years ended December 31, 2002 and 2001 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2002

                                                                       Inception
                                                                    through Dec. 31,
                                            2002           2001          2002
                                        -----------    -----------    -----------
Revenues:
     None                               $      --      $      --      $      --
                                        -----------    -----------    -----------
                                        $      --      $      --      $      --
                                        -----------    -----------    -----------
Expenses:
     General and administrative costs         9,343          4,763         19,043
                                        -----------    -----------    -----------
                                              9,343          4,763         19,043
                                        -----------    -----------    -----------


Net Loss                                $    (9,343)        (4,763)       (19,043)
                                        ===========    ===========    ===========

Net Loss Per Common Share - basic       $      --      $      --      $      --
                                        ===========    ===========    ===========

Weighted average number of shares         2,042,000      2,042,000           --
outstanding - basic
                                        ===========    ===========    ===========








    The accompanying notes are an integral part of these financial statements


                              CYBEREXCELLENCE, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years ended December 31, 2002 and 2001 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2002

                                                                              Inception
                                                                             through Dec.
                                                        2002        2001      31, 2002
                                                      --------    --------    --------

Cash flows from operating activities:

     Net loss                                         $ (9,343)   $ (4,763)   $(19,043)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Increase in accounts payable                      9,208       4,763      16,677
       Services and expenses paid with common stock       --          --         1,006
                                                      --------    --------    --------

       Total adjustments                                 9,208       4,872      17,683
                                                      --------    --------    --------

   Net cash (used) by operating activities                 135         109      (1,360)
                                                      --------    --------    --------


Cash flows from financing activities:

Capital contributions by incorporators                    --          --         1,000
Stock subscriptions collected                             --          --           360
                                                      --------    --------    --------

   Net cash provided by financing activities              --          --         1,360
                                                      --------    --------    --------

Net increase in cash                                      (135)        109        --

Cash, beginning                                           --            26        --
                                                      --------    --------    --------

Cash, end                                             $   --           135        --
                                                      ========    ========    ========


Supplemental Schedule of non-cash investing and f financioninancing activities:
financing activities:

Issuance of common stock for services and expenses     $      -    $      -   $    1,006
                                                       ========    ========   ==========




    The accompanying notes are an integral part of these financial statements

                              CYBEREXCELLENCE, INC.
                         (A Developmental Stage Company)
                  Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to December 31, 2002


                                                                                 Additional
                                                                 Common Stock     Paid-in   Accumulated
                                                             Shares      Amount   Capital     Deficit      Total
                                                          ----------   ---------  -------   ---------   ---------

Issuance of common stock to incorporators
   for cash - April 9, 1996 at $0.001                      1,000,000   $   1,000  $  --     $   --      $   1,000
Net loss for the period from February 15, 1996
   (date of inception) to December 31, 1997                     --          -- -     --       (1,000)      (1,000)
                                                          ----------   ---------  -------   ---------   ---------
Balance December 31, 1997                                  1,000,000       1,000        0     (1,000)           0
                                                          ----------   ---------  -------   ---------   ---------
Results of operations year ended December 31, 1998              --          --       --         --              0
                                                          ----------   ---------  -------   ---------   ---------
Balance December 31, 1998                                  1,000,000       1,000        0     (1,000)           0
                                                          ----------   ---------  -------   ---------   ---------
Issuance of shares for services - Dec.16, 1999 at $0.001:  1,006,000       1,006     --         --          1,006
Shares subscribed - Dec. 16, 1999 at $0.01                    36,000          36      324       --            360
   Subscriptions not collected until February 3, 2000           --          --       --         --          (360)
Results of operations year ended December 31, 1999              --          --       --       (1,006)     (1,006)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 1999                               2,042,000       2,042      324     (2,006)           0
Subscriptions collected February 3, 2000                        --          --       --         --            360
Results of operations year ended December 31, 2000              --          --       --       (2,931)     (2,931)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 2000                               2,042,000   $   2,042  $   324   $ (4,937)   $ (2,571)
                                                          ----------   ---------  -------   ---------   ---------
Results of operations year ended December 31, 2001              --          --       --       (4,763)     (4,763)
                                                          ----------   ---------  -------   ---------   ---------
Balance at December 31, 2001                               2,042,000   $   2,042  $   324   $ (9,700)   $ (7,334)
                                                          ----------   ---------  -------   ---------   ---------
Results of operations year ended December 31, 2002              --          --       --     $ (9,343)     (9,343)
                                                          ----------   ---------  -------   ---------   ---------
                                                          $  (19,043)    (16,677) 2,042,000 $   2,042   $    324
                                                          ==========   =========  ========= =========   =========


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

Income Taxes

At December 31, 2002, the Company had a net operating loss carryforward of $14,311. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because use of future tax benefit is undetermined since the Company has no operations. The net operating loss expires in increments beginning in 2011.

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


3.       Related Party Transactions

The statement of changes in stockholders equity shows 2,042,000 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At December 31, 2002, the Company owed $6,361 to these related parties.

4.       Going Concern

Continuation of the Company as a going concern is dependent upon obtaining working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective. There can be no assurance that the Company can be successful in this effort.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


The Company's auditors changed their name during 2002 from Andersen, Andersen & Strong to Sellers & Andersen. The Company has had no disagreements with its independent accountants.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS

The following individuals constitute the Company's Executive Officers and Directors as of April 8, 2002.

     Name                            Age      Position
     ----                            ---      --------
     F.  Briton  McConkie,  Jr.      56       President  and  Director
     Steven  R. Fey                  55       Secretary, Treasurer and Director

F. Briton McConkie, Jr., Age 56. Mr. McConkie was appointed president and a director of the Company in January, 2002, and will serve until his successor is duly elected and qualified. Mr. McConkie graduated from the University of Utah with a degree in Political Science and Marketing in 1972. . Mr. McConkie has served as Director of Venture Capital/Funding with Wasatch Capital, Inc. in Salt Lake City, Utah since 1993.

Steven R. Fey graduated from Brigham Young University with a B.S. in accounting. He received an MBA degree from the University of Southern California. Along with Mr. McConkie, Mr. Fey served as a Director of Venture Capital/Funding with Wasatch Capital, Inc. in Salt Lake City, Utah since 1993.

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended December 31, 2002, no Officers or Directors of the Company, or owners of in 10% or more of the outstanding shares of the Company failed to file reports required by Section 16(a) on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to any officers of the company during the fiscal years ended December 31, 2002 or 2001. The Company in 1996 also issued Axia Group, Inc. (f/k/a CyberAmerica Corporation) 1,000,000 shares for the organizational cost of the Company valued at $1,000. There is currently no policy in place that prevents the Company from compensating its present or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

The Company has no agreement or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its principal stockholders, or any of their affiliates or associates.

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

                           SUMMARY COMPENSATION TABLE


                                                                                         Long-Term Compensation
                                                                                  Awards                        Payouts
                                                                       -------------------------------------------------------------
                                                                                         Securities
                                                                       Restricted        Underlying
                                 Annual Compensation  Other Annual       Stock            Options          LTIP          All Other
   Name and Principal              Salary     Bonus   Compensation      Award(s)            SARs          payouts       Compensation
        Position           Year      ($)       ($)        ($)             ($)               (#)             ($)              ($)
------------------------------------------------------------------------------------------------------------------------------------
F. Briton McConkie         2002       0        --          --             --                --             --              --
Steven R. Fey              2002       0        --          --             --                --             --              --
Richard D. Surber          2001       0        --          --             --                --             --              --
Secretary, Treasurer and   2000       0        --          --             --                --             --              --
Director                   1999       0        --          --           $1,000              --             --              --
------------------------------------------------------------------------------------------------------------------------------------

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


                   Name and Address of Beneficial    Amount and Nature of
  Title of Class              Ownership              Beneficial Ownership    Percent of Class
  --------------   ------------------------------    --------------------    ----------------

   Common Stock    F. Briton McConkie                       950,000                46.52
                   4114 Splendor Way
                   Salt Lake City, Utah

   Common Stock    Stephen Fey                              950,000                46.52%

   Common Stock    All Executive Officers
                   and Directors as a Group               1,900,000               93.05%

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2003.


                                       Cyberexcellence, Inc.

                                          /s/ F. Briton McConkie, Jr.
                                       ---------------------------------------
                                              F. Briton McConkie, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                     Date
---------                         -----                     ----


 /s/ F. Briton McConkie, Jr.
-----------------------------
F. Briton McConkie, Jr.           President, Director       April 14, 2002


/s/ Steven R. Fey
-----------------------------
Steven R. Fey                     Secretary, Director       April 14, 2002

                                INDEX TO EXHIBITS

Exhibit      Page No.      Description
-------      --------      -----------

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