Form 10QSB
period 2003-03-31
CYBER EXCELLENCE INC
filed 2003-05-20
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   March 31, 2003                                          000-29605


                                FunnelCLOUD, Inc.
                                -----------------

                       Former Name: Cyberexcellence, Inc.
                 (Name of Small Business Issuer in Its Charter)



             Nevada                                             88-0356052
             ------                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                  4760 Winchester Court, Park City, Utah 84098
               (Address of Principal Executive Offices) (Zip Code)


                                 (435) 901-9013
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class              Name of each Exchange on Which Registered
--------------------------------      ------------------------------------------
(Common Stock ($0.001 Par Value)                       None

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

At March 31, 2003, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,042,000.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation....6

Item 7.           Financial Statements.........................................7


Item 8.          Exhibits and Reports on Form 8-K............................

                  Signatures..................................................

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

FunnelCLOUD, Inc. formerly Cyberexcellence, Inc. (the "Company") was formed as a Nevada corporation on February 15, 1996, for the purpose of specializing in Internet "virtual mall" development. The Company was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. The Company's former parent, Axia Group, Inc. (f/k/a CyberAmerica Corporation), a fully reporting company under the Exchange Act of 1934, through its now defunct subsidiary CyberMalls, Inc. was in the process of developing a specialized search engine. This search engine was designed to assist consumers in the purchase of products by narrowing the number of responses received when searching for a specific product. However, due to a lack of necessary funding CyberMalls, Inc.'s plans to create the search engine were discontinued. Consequently, the plans to create a virtual mall with at least 40 theme based stores with the 40 related companies including the Company's theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 as a result of the inability of the Company's then parent to sufficiently fund the Company's planned operations and is currently seeking a business or businesses to acquire.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at the home, 4760 Winchester Court, Park City, Utah 84098. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

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

Record Holders

As of March 31, 2003, there were seventy-seven (77) shareholders of record holding a total of 2,042,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company had no revenue from continuing operations from inception through period ended March 31, 2003.

General and administrative expenses for the period ended March 31, 2003 were $513.00. General and administrative expenses consisted of expenses to keep the Company in good corporate standing.

The Company had a net loss of $513.00 for the period ended March 31, 2003. The Company's net loss for the period was attributable to general and administrative expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses, other than minimal expenses to keep the company in good corporate standing unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of March 31, 2003, the Company had no major assets. The Company is currently authorized to issue 20,000,000 shares of common stock, of which 2,042,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of March 31, 2003. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended March 31, 2003 are attached hereto as F-1 through F-7.

                                FunnelCLOUD, Inc.

                         Unaudited Financial Statements

                                 March 31, 2003

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of March 31, 2003 . . . . . . . . . . . . . . . . . . . . . F-3

Statement of Operations for the Three Months ended March 31, 2003 and 2003 and February 15, 1996 (Date of Inception) to March 31, 2003..................F-4


Statement of Stockholder's Equity ...........................................F-5

Notes to Condensed Financial Statements......................................F-6

                                FunnelCLOUD, Inc.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                              As of March 31, 2003


                                     Assets

Current Assets:
   Cash in bank                                                      $         0
                                                                     -----------

     Total Assets                                                    $         0
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $     5,528
   Accounts payable - related parties                                     11,662
                                                                     -----------

     Total Current Liabilities                                            17,190
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;              -
         no shares issued
   Common stock, $.001 par value; authorized 20,000,000 shares;            2,042
         shares issued and outstanding: 2,042,000
   Additional paid-in capital                                                324
   Deficit accumulated during development stage                         (19,556)
                                                                     -----------

     Total Stockholders' Deficit                                        (17,190)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $         0
                                                                     ===========







    The accompanying notes are an integral part of these financial statements.


                                FunnelCLOUD, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
          For The Three Months ended March 31, 2003 and 2002 and Period
                  From February 15, 1996 (Date of Inception) to
                                 March 31, 2003



                                                                       Inception
                                                                     thru Mar. 31,
                                             2002        2001            2002
                                        -----------    -----------    -----------
Revenues:
     None                               $      --      $      --      $      --
                                        -----------    -----------    -----------
                                        $      --      $      --      $      --
                                        -----------    -----------    -----------
Expenses:
     General and administrative costs           513            500         19,556
                                        -----------    -----------    -----------
                                                513            500         19,556
                                        -----------    -----------    -----------


Net Loss                                $      (513)   $      (500)   $   (19,556)
                                        ===========    ===========    ===========

Net Loss Per Common Share - basic       $      --      $      --      $      --
                                        ===========    ===========    ===========

Weighted average number of shares
outstanding - basic                       2,042,000      2,042,000           --
                                        ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements



                                FunnelCLOUD, Inc.
                         (A Developmental Stage Company)
            Unaudited Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to March 31, 2002


                                                                                         Additional
                                                                   Common Stock            Paid-in      Accumulated
                                                               Shares        Amount        Capital        Deficit         Total
                                                            -----------   -----------    -----------    -----------    -----------
Issuance of common stock to incorporators
   for cash - April 9, 1996 at $0.001                         1,000,000   $     1,000    $      --      $      --      $     1,000
Net loss for the period from February 15, 1996                     --            --             --           (1,000)        (1,000)
   (date of inception) to December 31, 1997
                                                            -----------   -----------    -----------    -----------    -----------
Balance December 31, 1997                                     1,000,000         1,000              0         (1,000)             0
                                                            -----------   -----------    -----------    -----------    -----------
Results of operations year ended December 31, 1998                 --            --             --             --                0
                                                            -----------   -----------    -----------    -----------    -----------
Balance December 31, 1998                                     1,000,000         1,000              0         (1,000)             0
                                                            -----------   -----------    -----------    -----------    -----------
Issuance of shares for services - Dec.16, 1999 at $0.001:     1,006,000         1,006           --             --            1,006
Shares subscribed - Dec. 16, 1999 at $0.01                       36,000            36            324           --              360
   Subscriptions not collected until February 3, 2000              --            --             --             --             (360)
Results of operations year ended December 31, 1999                 --            --             --           (1,006)        (1,006)
                                                            -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1999                                  2,042,000         2,042            324         (2,006)             0
Subscriptions collected February 3, 2000                           --            --             --             --              360
Results of operations year ended December 31, 2000                 --            --             --           (2,931)        (2,931)
                                                            -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000                                $ 2,042,000   $     2,042    $       324    $    (4,937)   $    (2,571)
                                                            -----------   -----------    -----------    -----------    -----------
Results of operations year ended December 31, 2001                 --            --             --             --           (4,763)

Balance at December 31, 2001                                  2,042,000   $     2,042    $       324    $    (9,700)   $    (7,334)


Results of operations year ended December 31, 2002                 --            --             --             --           (9,343)

                                                            -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002                                  2,042,000   $     2,042    $       324    $   (19,043)   $    (7,334)
                                                            -----------   -----------    -----------    -----------    -----------

Results of operations three months ended March 31, 2002            --     $      (513)   $      --      $      --      $      --
                                                            -----------   -----------    -----------    -----------    -----------
Balance at March 31, 2002                                   $       324   $   (10,556)   $    (7,834)   $ 2,042,000    $     2,042
                                                            ===========   ===========    ===========    ===========    ===========

     The accompany notes are an integral part of these financial statements

                                FunnelCLOUD, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.       Organization

The Company was incorporated under the laws of the State of Nevada on February 15, 1996 with the name of "Cyberexcellence, Inc." with authorized common stock of 20,000,000 shares at $0.001 par value, and authorized preferred stock of 5,000,000 shares at $0.001 par value. In April 2003 the name was changed to FunnelCLOUD, Inc.

The Company is in the development stage and has not commenced any significant operations.

2.       Summary of Significant Accounting Policies

Accounting Methods

The Company recognized income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

At December 31, 2002, the Company had a net operating loss carryforward of $19,048. The tax benefit from the loss carryforward has been fully offset by a valuation reserve because use of future tax benefit is undetermined since the Company has no operations. The net operating loss expires in increments beginning in 2011.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted-average Number of shares actually outstanding in accordance with FASB No. 128.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                                FunnelCLOUD, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

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


3.          Related Party Transactions

The statement of changes in stockholders equity shows 2,042,000 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At March 31, 2003, the Company owed $11,662 to these related parties.

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


                                       FunnelCLOUD, Inc.

                                       /s/ Monty LeBlanc
                                       ---------------------------------------
                                       Monty LeBlanc, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title               Date
---------                                -----               ----


 /s/ Monty LeBlanc
-----------------------------
Monty LeBlanc                            President           May 19, 2003


/s/ Peter Christensen
-----------------------------
Peter Christensen                        Secretary           May 19, 2003

                                INDEX TO EXHIBITS
                                -----------------

Exhib.      Page No.       Description
------      --------       -----------

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