Form 10QSB
period 2003-06-30
CYBER EXCELLENCE INC
filed 2003-12-16
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   June 30, 2003                                          000-29605


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

At June 30, 2003, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 15,742,340.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business......................................3

Item 2.           Description of Property......................................7

Item 3.           Legal Proceedings............................................8

Item 4.           Submission of Matters to a Vote of Security-Holders..........8


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....8

Item 6.           Management's Discussion and Analysis or Plan of Operation....9

Item 7.           Financial Statements........................................10


Item 8.          Exhibits and Reports on Form 8-K.............................11

                 Signatures...................................................12

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

Record Holders

As of June 30, 2003, there were seventy-seven (77) shareholders of record holding a total of 15,742,340 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company had no revenue from continuing operations from inception through period ended June 30, 2003.

General and administrative expenses for the quarter ended June 30, 2003 were $10,000.00 and $11,013.00 for the six months ending June 30, 2003. General and administrative expenses consisted of expenses to keep the Company in good corporate standing. The company also incured research and development experses of $65,500.00 for both the quarter ended June 30, 2003 and six months ended June 30, 2003. The expenditures for research and development were incured in the development of software products the company will use in the furtherance of its business plan.

The Company had a net loss of $75,500.00 for the quarter ended June 30,2003 and $76,013.00 for the six months ended June 30, 2003. The Company's net loss for the period was attributable to general and administrative and research and development expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses, other than minimal general and administrative expenses to keep the company in good corporate standing unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of June 30, 2003, the Company had no major assets. The Company is currently authorized to issue 20,000,000 shares of common stock, of which 2,042,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of June 30, 2003. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended June 30, 2003 are attached hereto as F-1 through F-7.

                                FunnelCLOUD, Inc.

                         Unaudited Financial Statements

                                  June 30, 2003

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of June 30, 2003  ........................................  F-3

Statement of Operations for the Six Months ended June 30, 2003 and 2003 and February 15, 1996 (Date of Inception) to June 30, 2003.................  F-4


Statement of Stockholder's Equity .........................................  F-5

Notes to Condensed Financial Statements....................................  F-6

                                FunnelCLOUD, Inc.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2003


                                     Assets

Current Assets:
   Cash in bank                                                      $     7,743
                                                                     -----------

     Total Assets                                                    $     7,743
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                 $     5,528
   Accounts payable - related parties                                    11,662
                                                                    -----------

     Total Current Liabilities                                           17,190
                                                                    -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;
         no shares issued                                                    --
   Common stock, $.001 par value; authorized 20,000,000 shares;          15 742
         shares issued and outstanding: 15,742,340
   Additional paid-in capital                                            69,867
   Deficit accumulated during development stage                         (95,056)
                                                                    -----------

     Total Stockholders' Deficit                                         (9,447)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $     7,743
                                                                    ===========







    The accompanying notes are an integral part of these financial statements.


                                FunnelCLOUD, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
          For The Six Months ended June 30, 2003 and 2002 and Period
                  From February 15, 1996 (Date of Inception) to
                                 June 30, 2003




                                          Three months ended           Six months ended         Inception to
                                                June 30                     June 30             June 30, 2003
                                        2003          2002            2003          2002
                                    -----------    -----------    -----------    -----------    -----------

Revenue:
         None                       $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------
Expenses:
General and Administrative Costs         10,000            500         10,513          1,000         29,556
Research and Development                 65,500           --           65,500           --           65,500
                                    -----------    -----------    -----------    -----------    -----------
Operating Profit (Loss)                 (75,500)          (500)       (76,013)        (1,000)       (95,056)
                                    -----------    -----------    -----------    -----------    -----------
Provision for income taxes                 --             --             --             --             --

Net Loss                            $   (75,500)   $      (500)   $   (76,013)   $    (1,000)   $   (95,056)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share           $         0    $         0    $         0    $         0
                                    ===========    ===========    ===========    ===========


Weighted average number of shares
outstanding - basic                   2,042,000      2,042,822      2,042,000      2,042,822
                                    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements



                                FunnelCLOUD, Inc.
                         (A Developmental Stage Company)
            Unaudited Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to June 30, 2003


                                                                                         Additional
                                                                   Common Stock            Paid-in      Accumulated
                                                               Shares        Amount        Capital        Deficit         Total
                                                            -----------   -----------    -----------    -----------    -----------
Issuance of common stock to incorporators
   for cash - April 9, 1996 at $0.001                         1,000,000   $     1,000    $      --      $      --      $     1,000
Net loss for the period from February 15, 1996                     --            --             --           (1,000)        (1,000)
   (date of inception) to December 31, 1997
                                                            -----------   -----------    -----------    -----------    -----------
Balance December 31, 1997                                     1,000,000         1,000              0         (1,000)             0
                                                            -----------   -----------    -----------    -----------    -----------
Results of operations year ended December 31, 1998                 --            --             --             --                0
                                                            -----------   -----------    -----------    -----------    -----------
Balance December 31, 1998                                     1,000,000         1,000              0         (1,000)             0
                                                            -----------   -----------    -----------    -----------    -----------
Issuance of shares for services - Dec.16, 1999 at $0.001:     1,006,000         1,006           --             --            1,006
Shares subscribed - Dec. 16, 1999 at $0.01                       36,000            36            324           --              360
   Subscriptions not collected until February 3, 2000              --            --             --             --             (360)
Results of operations year ended December 31, 1999                 --            --             --           (1,006)        (1,006)
                                                            -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1999                                  2,042,000         2,042            324         (2,006)             0
Subscriptions collected February 3, 2000                           --            --             --             --              360
Results of operations year ended December 31, 2000                 --            --             --           (2,931)        (2,931)
                                                            -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000                                $ 2,042,000   $     2,042    $       324    $    (4,937)   $    (2,571)
Results of operations year ended December 31, 2001                 --            --             --           (4,763)        (4,763)
                                                            -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2001                                  2,042,000   $     2,042    $       324    $    (9,700)   $    (7,334)
Results of operations year ended December 31, 2002                 --            --             --           (9,343)        (9,343)
                                                            -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002                                  2,042,000   $     2,042    $       324    $   (19,043)   $   (16,677)
Results of operations Six months ended June 30, 2003            --               --             --      $   (76,013)   $   (76,013)
Shares Issued Quarter Ended June 30, 2003                    13,700,340        13,700         69,543            --          83,243
                                                            -----------   -----------    -----------    -----------    -----------
Balance at June 30, 2003                                   $ 15,742,340   $    15,742    $   69,867    $    (95,056)    $   (9,447)
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


3.          Related Party Transactions

The statement of changes in stockholders equity shows 15,742,340 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At June 30, 2003, the Company owed $11,662 to these related parties.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of December, 2003.


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


Signature                                Title               Date
---------                                -----               ----


 /s/ Monty LeBlanc
-----------------------------
Monty LeBlanc                            President           Decembew 16, 2003


/s/ Peter Christensen
-----------------------------
Peter Christensen                        Secretary           December 16, 2003



                                INDEX TO EXHIBITS
                                -----------------

Exhib.      Page No.       Description
------      --------       -----------

3(i)         *             Articles of Incorporation of Cyberexcellence, Inc.,
                           a Nevada corporation, filed with the State of Nevada on February 15, 1996

3(ii)        *             By-laws of the Company adopted on December 31, 1999.

4            *             Employee Benefit Plan adopted on December 14, 1999.

31.1                       Certification of Chief Executive  Officer,  Principal
                           Financial   Officer,   under   section   302  of  the
                           Sarbanes-Oxley Act of 2002

32.1                       Certification of Chief Executive  Officer,  Principal
                           Financial   Officer,   under   section   906  of  the
                           Sarbanes-Oxley Act of 2002

* Incorporated by reference from Form 10-SB filed February 18, 2000.