Form 10QSB
period 2004-03-31
CYBER EXCELLENCE INC
filed 2004-08-03
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   March 31, 2004                                          000-29605


                                   Appian, Inc.
                                -----------------

                       Former Name: Funnelcloud, Inc.
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

At March 31, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 11,313,118.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation....6

Item 7.           Financial Statements.........................................7


Item 8.          Exhibits and Reports on Form 8-K............................

                  Signatures..................................................

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

Appian, Inc. formerly Funnlecloud, Inc. and Cyberexcellence, Inc. (the "Company") was formed as a Nevada corporation on February 15, 1996, for the purpose of specializing in Internet "virtual mall" development. The Company changed its name to Funnelcloud, Inc. in April 2003 and to Appian, Inc. May 10, 2004. The Company was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. The Company's former parent, Axia Group, Inc. (f/k/a CyberAmerica Corporation), a fully reporting company under the Exchange Act of 1934, through its now defunct subsidiary CyberMalls, Inc. was in the process of developing a specialized search engine. This search engine was designed to assist consumers in the purchase of products by narrowing the number of responses received when searching for a specific product. However, due to a lack of necessary funding CyberMalls, Inc.'s plans to create the search engine were dis continued. Consequently, the plans to create a virtual mall with at least 40 theme based stores with the 40 related companies including the Company's theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 as a result of the inability of the Company's then parent to sufficiently fund the Company's planned operations and is currently seeking a business or businesses to acquire.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2004.

Record Holders

As of March 31, 2004, there were seventy-seven (81) shareholders of record holding a total of 11,243,118 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company's plan of operation for the coming year, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2004, but there can be no assurance that this expectation will be fully realized.

The Company has identified a company for acquisition through merger and is in the process of negotiating with the owners of Water & Wellness Center. The Water & Wellness Center intends to convert consumers to steam distilled drinking water. They plan to achieve this by educating consumers about water. The Water & Wellness Center have developed a unique water demonstration that creates loyal customers for the Water & Wellness Center stores. In addition, the Water & Wellness Center has developed a unique bottled water concept for mass market, called Bons Concious Water When You Know Better, tm.

As the fastest growing segment in the beverage industry, bottled water is a $35 billion industry worldwide and continues to grow as water quality concerns, fitness and health awareness continues.

Liquidity and Capital Resources

As of March 31, 2004, the Company had no major assets. The Company is currently authorized to issue 100,000,000 shares of common stock, of which 11,243,118 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of June 30, 2003. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2004. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination. 7

The Company projects that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Management will loan the Company sufficient funds to cover these costs over the next twelve months. Management will prepare the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended March 31, 2004 are attached hereto as F-1 through F-7.

                                Appian, Inc.

                         Unaudited Financial Statements

                                  March 31, 2004

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of March 31, 2004 .........................................F-3

Statement of Operations for the Three Months ended March 31, 2004 and 2003 and February 15, 1996 (Date of Inception) to March 31, 2004.................F-4


Statement of Stockholder's Equity ..........................................F-5

Notes to Condensed Financial Statements.....................................F-6

                                 Appian, Inc.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                               As of March 31, 2004


                                     Assets

Current Assets:
   Cash in bank                                                      $     5,007
                                                                     -----------

     Total Assets                                                    $    5,007
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $    5,228
   Accounts payable - related parties                                     8,179
                                                                     -----------

     Total Current Liabilities                                           13,707
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;             -
         no shares issued
   Common stock, $.001 par value; authorized 100,000,000 shares;         11,313
         shares issued and outstanding: 11,313,118
   Additional paid-in capital                                           138,010
   Stock Subscriptions Received                                           7,000
   Deficit accumulated during development stage                        (165,023)
                                                                     -----------
      Total Stockholders' Deficit                                        (8,700)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $     5,007
                                                                     ===========







    The accompanying notes are an integral part of these financial statements.


                                Appian Way, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
          For The Three Months ended March 31, 2004 and 2003 and Period
                  From February 15, 1996 (Date of Inception) to
                                 March 31, 2004



                                                                      Inception
                                                                    thru Mar 31,
                                             2004         2003           2004
                                        -----------    -----------  -----------
Revenues:
     None                               $      --      $      --     $      --
                                        -----------    -----------  -----------
                                        $      --      $      --     $      --
                                        -----------    -----------   ----------
Expenses:
     General and administrative costs           775            513      165,023
                                        -----------    -----------    ---------
                                                775            513      165,023
                                        -----------    -----------    ---------


Net Loss                                $      (775)   $      (513)   (165,023)
                                        ===========    ===========    ===========

Net Loss Per Common Share - basic       $      --      $      --      $      --
                                        ===========    ===========    ===========

Weighted average number of shares
outstanding - basic                      11,313,118     11,313,118           --
                                        ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements




                                 Appian, Inc.
                         (A Developmental Stage Company)
            Unaudited Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to March 31, 2004


                                                                                         Additional
Capital in
                                                                 Common Stock    Excess of  Accumulated
                                                             Shares      Amount  Par Value    Deficit
                                                          ----------   ---------  -------   ---------

Issuance of common stock to for cash
- April 9, 1996 at $0.001                                  3,000,000   $   3,000  $(2,000) $    --

Net loss for the period from February 15, 1996                  --          --       --       (1,000)
   (date of inception) to December 31, 1997
Issuance of shares for services - Dec.16, 1999 at $0.001:  3,018,000       3,018    2,012       --
Net operating loss for the year ended December 31, 1999         --          --       --       (1,006)
Issuance of Common Stock for Cash
February 3, 2000                                             108,000         108      252       --
Net Operating Loss for the year ended December 31, 2000         --          --       --       (2,931)
Net Operating Loss for the year ended December 31, 2001         --          --       --       (4,763)
Net Operating Loss for the year ended December 31, 2002         --          --       --       (9,344)
                                                           ---------   ---------   ------    --------
Balance December 31, 2002                                  6,126,000       6,126   (3,760)    (19,044)
Issuance of common stock for cash @ $.167  2003              831,168         831  137,697        --
Issuance of common stock for services - 2003               4,285,950       4,286   (2,857)       --
Net operating loss for the year ended December 31, 2003         --          --       --      (145,248)
                                                          ----------   ---------   -------   --------
Balance December 31, 2003                                  11,243,118    $11,243  $131,080   $(164,248)

Issuance of Common Stock for cash @ $.10  2004                 70,000         70     6,930       --
Net operating loss for 3 months ended March 31, 2004             --         --        --         (775)
                                                           ----------   ---------   -------   --------
Balance March 31, 2004                                     11,313,118    $11,313  $138,010   $(165,023)
                                                           ==========   =========  =======   =========

     The accompany notes are an integral part of these financial statements

                                    Appian, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.       Organization

The Company was incorporated under the laws of the State of Nevada on February 15, 1996 with the name of "Cyberexcellence, Inc." with authorized common stock of 20,000,000 shares at $0.001 par value, and authorized preferred stock of 5,000,000 shares at $0.001 par value. The Company changed its name to Funnelcloud, Inc. and on May 10, 2004 changed its name to Appian, Inc. On May 10, 2004 the authorized common capital stock was increased to 100,000,000 shares with the same par value. Ther terms of the preferred capital stock has not been determined by management.

The Company is in the development stage and has not commenced any significant operations.

2.       Summary of Significant Accounting Policies

Accounting Methods

The Company recognized income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

On December 31, 2003, the Company had a net operating loss carryforward of $164,248. The tax benefit of approximately $49,000 form the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2013 through 2024. Earnings (Loss) Per Share

                                  Appian, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equilivent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Acutal results could vary from the estimates that were assumed in preparing those financial statements.


Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                                   Appian, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



3.       CAPITAL STOCK

During 2003 then Company completed private placement offerings of after split common shares of 831,168 for cash and 4,285,950 shares for services. During November 2003 the Company received $7,000 for the purchase of 70,000 common shares. The stock was issued in 2004. On May 5, 2004 the Company completed a forward common stock split of one outstanding share for three shares. This report has been prepared showing post split shares from inception.

4.       SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 72% of the common capital stock issued and have made no interest demand on loans to the Company of $9,397.

5.       GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. However there is sufficient working capital for any future planned activity and to service its debt. Continuation of the Company as a going concern is dependent upon obtaining working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective. There can be no assurance that the Company can be successful in this effort.

ITEM 8.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of July, 2004.


                                       Appian, Inc.

                                       /s/ F. Briton McConkie
                                       ---------------------------------------
                                       F. Briton McConkie, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title               Date
---------                                -----               ----


 /s/ F. Briton McConkie
-----------------------------
F. Briton McConkie                President           July 26, 2004


/s/ Steven R. Fey
-----------------------------
Steven R. Fey                     Secretary           July 26, 2004

                                INDEX TO EXHIBITS
                                -----------------

Exhib.      Page No.       Description
------      --------       -----------

3(i)         *             Articles of Incorporation of Cyberexcellence, Inc.,
                           a Nevada corporation, filed with the State of Nevada on February 15, 1996

3(ii)        *             By-laws of the Company adopted on December 31, 1999.

4            *             Employee Benefit Plan adopted on December 14, 1999.

31.1                       Certification Pursuant to Section 302 of Sarbanes-
                           Oxley Act of 2002

31.2                       Certification Pursuant to Section 302 of Sarbanes-
                           Oxley Act of 2002

32.1                       Certification Pursuant to Section 906 of Sarbanes-
                           Oxley Act of 2002

32.2                       Certification Pursuant to Section 906 of Sarbanes-
                           Oxley Act of 2002

* Incorporated by reference from Form 10-SB filed February 18, 2000.