Form 10KSB
period 2003-12-31
CYBER EXCELLENCE INC
filed 2004-08-04
CIK 1016082

FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended December 31, 2003

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 (No fee required) for the transition period from to

         Commission file number: 000-29605
                                 ---------

                                   Appian, Inc.
                 ----------------------------------------------
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

The issuer's total consolidated revenues for the year ended December 31, 2003 were $ 0.

At December 31, 2003, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 11,241,118.

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

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of 1 these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its officers to effect those services normally provided by professional advisors or financial consultants.

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

Record Holders

As of December 31, 2003, there were Eighty-one (81) shareholders of record holding a total of 11,243,118 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company had no revenue from continuing operations from inception through period ended December 31, 2003.

The Company worked on developing security related software during 2003. It was determined at the end of the year that the project was not viable and was abandoned. Most of the expenses incurred during 2003 were software development costs and consultant costs totaling $130,201. Other general and administrative expenses for the period ended December 31, 2003 were $15,003. General and administrative expenses of $9,344 for 2002 consisted of expenses to keep the Company in good corporate standing, fees to Transfer Agents, and minimal expenses for office.


The Company had a net loss of $145,204 and $9,343 for the periods ending December 31, 2003 and December 31, 2002 respectively .

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of December 31, 2003, the Company had no major assets. The Company is currently authorized to issue 100,000,000 shares of common stock, of which 11,243,118 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of December 31, 2003. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2004. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to ra ise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2003 are attached hereto as F-1 through F-9.

                                    Appian, Inc

                         Financial Statements and Report

                   of Independent Certified Public Accountants

                                December 31, 2003

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Audited Balance Sheet as of December 31, 2003 ..............................F-3

Audited Statement of Operations for the years ended
 December 31, 2003 and 2002 and February 15, 1996
 (Date of Inception) to December 31, 2003...................................F-4

Audited Statement of Cash Flows for the year ended
December 31, 2003 and 2002 and February 15, 1996
(Date of Inception) to December 31, 2003....................................F-5

Audited Statement of Stockholder's Equity
for the year ended December 31, 2003........................................F-6

Notes to Condensed Financial Statements.....................................F-7

Madsen & Associates CPAs, Inc.
684 EAST Vine Street, SUITE 3
SALT LAKE CITY, UTAH 84107
PHONE: 801-268-2632
FAX: 801-262-3978


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors of
Appian, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Appian, Inc. (a development stage company) at December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002, the period from February 15, 1996 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Appian, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and the period from February 15, 1996 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



June 28, 2004
Salt Lake City, Utah

/s/ Madsen $ Associates, CPAs, Inc.
-------------------------------

                                    Appian, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of December 31, 2003


                                     Assets

Current Assets:
   Cash in bank                                                      $       -
                                                                     -----------

     Total Assets                                                    $       -
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $    9,397
   Accounts payable - related parties                                     5,528
                                                                     ----------

     Total Current Liabilities                                           14,925
                                                                     ----------



Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;          --
         no shares issued
   Common stock, $.001 par value; authorized 100,000,000 shares;         11,243
         shares issued and outstanding: 11,243,118
   Additional paid-in capital                                           131,080
   Stock subscriptions received                                           7,000

   Deficit accumulated during development stage                        (164,248)
                                                                     -----------

     Total Stockholders' Deficit                                        (14,925)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $     --
                                                                     ===========




              The accompanying notes are an integral part of these
                              financial statements

                                  Appian, INC.
                          (A Development Stage Company)
                             Statement of Operations
                   Years ended December 31, 2003 and 2002 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2003



                                                                  Inception
                                                                through Dec. 31,
                                             2003        2002      2003
                                          ----------  ----------  ---------

Revenues:
     None                                 $     --    $    --     $    --
                                          ----------  ----------  ---------
                                                --    $    --     $    --
                                          ----------  ----------  ---------
Expenses:
     General and administrative costs        145,204       9,343    164,248
                                          ----------  ----------  ---------
                                             145,204       9,343    164,248
                                          ----------  ----------  ---------


Net Loss                                  $ 145,204)     (9,343)   (164,248)
                                          ==========  ==========  =========

Net Loss Per Common Share - basic         $    (.01)       --          --
                                          ==========  ==========  =========

Weighted average number of shares
outstanding - basic                       11,243,118   2,042,000       --
                                          ==========  ==========  =========









    The accompanying notes are an integral part of these financial statements

                                  Appian, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years ended December 31, 2003 and 2002 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2003


                                                                               Inception
                                                                              through Dec.
                                                          2003       2002      31, 2003
                                                       --------    --------   ----------

Cash flows from operating activities:

     Net loss                                        $(145,204)    $(9,343)   $ (164,248)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Changes in accounts payable                       1,753       9,209       14,925
       Services and expenses paid with common stock      1,429        --          2,435
                                                       --------    --------   ----------



       Total adjustments                                 3,182       9,209       17,360
                                                       --------    --------   ----------

   Net cash (used) by operating activities            (145,528)       (135)    (146,888)
                                                       --------    --------   ----------


Cash flows from financing activities:

Proceeds from issuance of common stock                  138,528       --         139,528
Stock subscriptions Received                              7,000       --           7,000
                                                       --------    --------   ----------

   Net cash provided by financing activities            145,528       --         146,528

                                                       --------    --------   ----------

Net change in cash                                         --        (135)          --

Cash, beginning                                            --         135           --
                                                       --------    --------   ----------

Cash, end                                              $   --        --             --
                                                       ========    ========   ==========



Non Cash Flows From Operating Activities:


Issuance of 3,018,000 common shares for expenses - 1999  $ 1,006
Issuance of 4,285,950 common shares for services - 2003  $ 1,429




    The accompanying notes are an integral part of these financial statements

                                  Appian, INC.
                         (A Developmental Stage Company)
                  Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to December 31, 2003


                                                                                 Capital in
                                                                 Common Stock    Excess of  Accumulated
                                                             Shares      Amount  Par Value    Deficit
                                                          ----------   ---------  -------   ---------

Issuance of common stock to for cash
- April 9, 1996 at $0.001                                   3,000,000   $  3,000  $(2,000) $    --

Net loss for the period from February 15, 1996                  --          --       --       (1,000)
   (date of inception) to December 31, 1997
Issuance of shares for services - Dec.16, 1999 at $0.001:  3,018,000       3,018    2,012       --
Net operating loss for the year ended December 31, 1999         --          --       --       (1,006)
Issuance of Common Stock for Cash
February 3, 2000                                             108,000         108      252       --
Net Operating Loss for the year ended December 31, 2000         --          --       --       (2,931)
Net Operating Loss for the year ended December 31, 2001         --          --       --       (4,763)
Net Operating Loss for the year ended December 31, 2002         --          --       --       (9,344)
                                                           ---------   ---------   ------    --------
Balance December 31, 2002                                  6,126,000       6,126   (3,760)    (19,044)
Issuance of common stock for cash @ $.167  2003              831,168         831  137,697        --
Issuance of common stock for services - 2003               4,285,950       4,286   (2,857)       --
Net operating loss for the year ended December 31, 2003         --          --       --      (145,248)
                                                          ----------   ---------   -------   --------
Balance December 31, 2003                                  11,243,118    $11,243 $131,080   $(164,248)
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

                                  Appian, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


The Company's auditors changed their name during 2003 from Sellers & Andersen to Madsen & Associates, CPAs, Inc. The Company has had no disagreements with its independent accountants.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The following individuals constitute the Company's Executive Officers and Directors as of April 8, 2002.

     Name                        Age        Position
     ----                        ---        --------
     F. Briton McConkie, Jr.     57         President and Director
     Steven R. Fey               56         Secretary, Treasurer and Director

F. Briton McConkie, Jr., Age 57. Mr. McConkie was appointed president and a director of the Company in January, 2002, and will serve until his successor is duly elected and qualified. Mr. McConkie graduated from the University of Utah with a degree in Political Science and Marketing in 1972. . Mr. McConkie has served as Director of Venture Capital/Funding with Wasatch Capital, Inc. in Salt Lake City, Utah since 1993.

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


                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation                               Long Term Compensation
                                                                                    Awards                          Payouts
                                                                                          Securities

                                                                      Restricted       Underlying
                                                      Other Annual        Stock          Options           LTIP          All Other
   Name and Principal              Salary     Bonus   Compensation      Award(s)           SARs          payouts       Compensation
        Position           Year      ($)       ($)        ($)             ($)             (#)             ($)              ($)
F. Briton McConkie         2003       0        --         --              --              --               --              --
Steven R. Fey              2003       0        --         --              --              --               --              --
------------------------- -------- --------- -------- --------------- --------------- ---------------- --------------  ------------

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

  Title of Class   Name and Address of Beneficial    Amount and Nature of    Percent of Class
                              Ownership              Beneficial Ownership
   Common Stock          F. Briton McConkie                4,000,000               36%
                         4114 Splendor Way
                         Salt Lake City, Utah

   Common Stock              Steven Fey                    4,000,000               36%

   Common Stock      All Executive Officers and            8,000,000              72%
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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of July, 2004.


                                       Appian, Inc.



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


Signature                         Title                     Date
---------                         -----                     ----


 /s/ F. Briton McConkie, Jr.
-----------------------------
F. Briton McConkie, Jr.           President, Director       July 29, 2004


 /s/ Steven R. Fey
-----------------------------
Steven R. Fey                     Secretary, Director       July 29, 2002

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