Form 10QSB
period 2004-06-30
CYBER EXCELLENCE INC
filed 2004-08-20
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   June 30, 2004                                          000-29605


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

At June 30, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 11,313,118.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30. 2004.

Record Holders

As of June 30, 2004, there were seventy-seven (81) shareholders of record holding a total of 11,243,118 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Liquidity and Capital Resources

As of June 30, 2004, the Company had no major assets. The Company is currently authorized to issue 100,000,000 shares of common stock, of which 11,243,118 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of June 30, 2004. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2004. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination. 7

The Company projects that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Management will loan the Company sufficient funds to cover these costs over the next twelve months. Management will prepare the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the three months and six months ended June 30, 2004 are attached hereto as F-1 through F-7.

                                Appian, Inc.

                         Unaudited Financial Statements

                                  June 30, 2004

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of June 30, 2004...........................................F-3

Statement of Operations for the Three Months ended June 30, 2004 and 2003 and February 15, 1996 (Date of Inception) to June 30, 2004..................F-4


Statement of Stockholder's Equity ..........................................F-5

Notes to Condensed Financial Statements.....................................F-6

                                 Appian, Inc.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2004


                                     Assets

Current Assets:
   Cash in bank                                                      $     1,311
                                                                     -----------

     Total Assets                                                    $    1,311
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $    5,618
   Accounts payable - related parties                                     7,179
                                                                     -----------

     Total Current Liabilities                                           12,797
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;             -
         no shares issued
   Common stock, $.001 par value; authorized 100,000,000 shares;         11,314
         shares issued and outstanding: 11,313,118
   Additional paid-in capital                                           138,010
   Stock Subscriptions Received                                           7,000
   Deficit accumulated during development stage                        (167,810)
                                                                     -----------
      Total Stockholders' Deficit                                       (11,486)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $     1,311
                                                                     ===========







    The accompanying notes are an integral part of these financial statements.


                                Appian Way, Inc.
                           A Development Stage Company)
                        Unaudited Statement of Operations
          For The Six Months ended June 30, 2004 and 2003 and Period
                  From February 15, 1996 (Date of Inception) to
                                 June 30, 2004




                                          Three months ended           Six months ended         Inception to
                                                June 30                     June 30             June 30, 2003
                                        2004          2003            2004          2003
                                    -----------    -----------    -----------    -----------    -----------

Revenue:
         None                       $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------
Expenses:
General and Administrative Costs          2,786         10,000          3,561         10,513       102,009
Research and Development                   --           65,000          3,561         65,500        65,500
                                    -----------    -----------    -----------    -----------    -----------
Operating Profit (Loss)                  (2,786)        75,500        (3,561)       (76,013)      (167,809)
                                    -----------    -----------    -----------    -----------    -----------
Provision for income taxes                 --             --             --             --             --

Net Loss                            $    (2,786)   $   (75,500)   $    (3,561)   $  (76,013)   $  (167,809)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share           $         0    $         0    $         0    $         0
                                    ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding - basic                  11,313,118     11,243,118           --
                                    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements




                                 Appian, Inc.
                         (A Developmental Stage Company)
            Unaudited Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to June 30, 2004


                                                                                                     Additional
Capital in                                                            Common Stock           --------------------------
                                                              --------------------------     Excess of      Accumulated
                                                                 Shares          Amount      Par Value        Deficit
                                                              ----------       ---------     --------       ---------

Issuance of common stock to for cash
- April 9, 1996 at $0.001                                      3,000,000       $   3,000      $(2,000)       $    --

Net loss for the period from February 15, 1996                      --              --           --             (1,000)
   (date of inception) to December 31, 1997
Issuance of shares for services - Dec.16, 1999 at $0.001:      3,018,000           3,018        2,012            --
Net operating loss for the year ended December 31, 1999             --              --           --             (1,006)
Issuance of Common Stock for Cash
February 3, 2000                                                 108,000             108          252             --
Net Operating Loss for the year ended December 31, 2000             --              --           --             (2,931)
Net Operating Loss for the year ended December 31, 2001             --              --           --             (4,763)
Net Operating Loss for the year ended December 31, 2002             --              --           --             (9,344)
                                                              ----------       ---------     --------        ---------
Balance December 31, 2002                                      6,126,000           6,126       (3,760)         (19,044)
Issuance of common stock for cash @ $.167  2003                  831,168             831      137,697             --
Issuance of common stock for services - 2003                   4,285,950           4,286       (2,857)            --
Net operating loss for the year ended December 31, 2003             --              --           --           (145,248)
                                                              ----------       ---------     ---------       --------
Balance December 31, 2003                                     11,243,118       $ $11,243     $131,080        $(164,248)

Issuance of Common Stock for cash @ $.10  2004                    70,000              70         6,930            --
Net operating loss for 6 months ended June 30, 2004                 --             --            --             (3,561)
                                                              -----------      ---------     ---------       ---------
Balance June 30, 2004                                         11,313,118       $ $11,313      $138,010       $(167,809)
                                                              ===========      =========     =========       =========


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

4.       SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 72% of the common capital stock issued and have made no interest demand on loans to the Company of $7,179.

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


Signature                                Title               Date
---------                                -----               ----


/s/ F. Briton McConkie
-----------------------------
F. Briton McConkie                President           August 16, 2004


/s/ Steven R. Fey
-----------------------------
Steven R. Fey                     Secretary           August 16, 2004

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