Form 10-K
period 2004-12-31
APPIAN, INC.
filed 2005-07-13
CIK 1016082

U. S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                   FORM 10-K

                    Annual Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Year Ended                                    Commission File Number
------------------                                    ----------------------
December 31, 2004                                           000-29605

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to


                                  Appian, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                           88-0356052
--------------------------------                         -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                  4014 Splendor Way, Salt Lake City, Utah 84124
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 243-4498
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                   Name of each Exchange on Which Registered
-------------------                  ------------------------------------------
   Common Stock                                         None
($0.001 Par Value)

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

The issuer's total consolidated revenues for the year ended December 31, 2004 were $ 0.

At December 31, 2004, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 11,598,118.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----


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

History
-------

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

General
-------

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

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.
                                      -3-
Selection of a Business
-----------------------

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

Acquisition of a Business
-------------------------

On June 16, 2005, Appian, Inc. purchased all the stock of Tolga Media Group, Inc., a Nevada corporation. There will be no impact on the financial statements of Appian, Inc. as Tolga Media Group, Inc. has no operating history and currently there are no operations in Tolga Media Group, Inc. This stock purchase agreement brings the knowledge and experience of Tolga Katas and Christine Marie to Appian, Inc. as they both will serve as directors of Appian, Inc.

Government Regulation
---------------------

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

Competition
-----------

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees
---------

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 4014 Splendor Way, Salt Lake City, Utah 84124. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

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

Recent Sales of Unregistered Securities
---------------------------------------

There were no sales of unregistered securities during the calendar year 2004. There as an issuance of 75,000 shares of common stock for services.

Record Holders
--------------

As of December 31, 2003, there were Eighty-one (81) shareholders of record holding a total of 11,598,118 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.


                                      -5-
Dividends
---------

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


Plan of Operations
------------------

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


Results of Operations
---------------------

The Company had no revenue from continuing operations from inception through period ended December 31, 2004.

The Company worked on developing security related software during 2003. It was determined at the end of the year that the project was not viable and was abandoned. Most of the expenses incurred during 2003 were software development costs and consultant costs totaling $130,201. Other general and administrative expenses for the period ended December 31, 2003 were $15,003. General and administrative expenses of $17,249 for 2004 consisted of expenses to keep the Company in good corporate standing, fees to Transfer Agents, and minimal expenses for office.

The Company had a net loss of $17,249 and $145,204 for the periods ending December 31, 2004 and December 31, 2003 respectively .

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2004, the Company had no major assets. The Company is currently authorized to issue 100,000,000 shares of common stock, of which 11,598,118 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of December 31, 2003. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2005. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2005. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2004 are attached hereto as F-1 through F-9.

                                   Appian, Inc

                         Financial Statements and Report

                   of Independent Certified Public Accountants

                                December 31, 2004

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Audited Balance Sheet as of December 31, 2004 ..............................F-3

Audited Statement of Operations for the years ended December 31, 2004 and 2003 and February 15, 1996 (Date of Inception) to December 31, 2004...............F-4

Audited Statement of Cash Flows for the year ended December 31, 2004 and 2003 and February 15, 1996 (Date of Inception) to December 31, 2004...............F-5

Audited Statement of Stockholder's Equity for the year ended December
31, 2004.....................................................................F-6

Notes to Condensed Financial Statements......................................F-7

Madsen & Associates CPAs, Inc.
684 EAST Vine Street, SUITE 3
SALT LAKE CITY, UTAH 84107
PHONE: 801-268-2632
FAX: 801-262-3978


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors of
Appian, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Appian, Inc. (a development stage company) at December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, the period from February 15, 1996 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Appian, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the period from February 15, 1996 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



June 15, 2005
Salt Lake City, Utah

/s/ Madsen $ Associates, CPAs, Inc.
------------------------------------
                                       F-3

                                  Appian, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of December 31, 2004


                                     Assets

Current Assets:
   Cash in bank                                                      $       32
                                                                     -----------

     Total Assets                                                    $       32
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $   11,670
   Accounts payable - related parties                                     6,036
                                                                     ----------

     Total Current Liabilities                                           17,706
                                                                     ----------



Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;          --
         no shares issued
   Common stock, $.001 par value; authorized 100,000,000 shares;         11,598
         shares issued and outstanding: 11,598,118
   Additional paid-in capital                                           152,225
   Stock subscriptions received                                           7,000

   Deficit accumulated during development stage                        (181,497)
                                                                     -----------

     Total Stockholders' Deficit                                        (7,674)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $       32
                                                                     ===========








              The accompanying notes are an integral part of these
                              financial statements

                                  Appian, INC.
                          (A Development Stage Company)
                             Statement of Operations
                   Years ended December 31, 2004 and 2003 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2004



                                                                  Inception
                                                                through Dec. 31,
                                             2004        2003      2004
                                          ----------  ----------  ---------

Revenues:
     None                                 $     --    $     --    $    --
                                          ----------  ----------  ---------
                                                --    $     --    $    --
                                          ----------  ----------  ---------
Expenses:
     Consultants                               7,500      98,130    105,630
     Software development costs                   -       32,071     32,071
     Administrative costs                      9,749      15,003     43,796
                                          ----------  ----------  ---------
                                              17,249     145,204    181,497
                                          ----------  ----------  ---------


Net Loss                                  $  17,249)    (145,204)  (181,497)
                                          ==========  ==========  =========

Net Loss Per Common Share - basic         $     --         (.01)
                                          ==========  ==========

Average Outstanding Shares                    11,456       9,707
   (stated in thousands)                  ==========  ==========









    The accompanying notes are an integral part of these financial statements

                                  Appian, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years ended December 31, 2004 and 2003 and
              Period From February 15, 1996 (Date of Inception) to
                                December 31, 2004


                                                                               Inception
                                                                              through Dec.
                                                          2004       2003      31, 2004
                                                       --------    --------   ----------

Cash flows from operating activities:

     Net loss                                        $ (17,204)  $(145,204)   $ (181,497)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Changes in accounts payable                       2,781      (1,753)      17,706
       Issuance common capital stock - expenses          7,500       1,429        9,935
                                                       --------    --------   ----------


   Net Change in Cash Flow From operations              (6,968)   (145,528)    (153,856)
                                                       --------    --------   ----------


Cash Flows From Investing Activities:

Proceeds from issuance of common stock                    7,000     138,528      153,888
Stock subscriptions Received                               --         7,000         --
                                                       --------    --------   ----------


Net Change in Cash                                           32        --             32

Cash at Beginning of Period                                --          --           --
                                                       --------    --------   ----------

Cash at End of Period                                  $     32        --             32
                                                       ========    ========   ==========

Non Cash Flows From Operating Activities:

Issuance of 3,018,000 common shares for expenses - 1999         $ 1,006
Issuance of 4,285,950 common shares for services - 2003           1,429
Issuance of 75,000 common shares for services - 2004              7,500


    The accompanying notes are an integral part of these financial statements

                                  Appian, INC.
                         (A Developmental Stage Company)
                  Statement of Changes In Stockholders' Equity
     Period From February 15, 1996 (Date of Inception) to December 31, 2003

                                                                                 Capital in
                                                                Common Stock     Excess of  Accumulated
                                                             Shares      Amount  Par Value   Deficit
                                                          ----------   --------- ---------- ---------

Issuance of common stock to for cash
- April 9, 1996 at $0.001                                   3,000,000   $   3,000  $(2,000) $      -

Net loss for the period from February 15, 1996                     -           -        -     (1,000)
   (date of inception) to December 31, 1997
Issuance of shares for services - Dec.16, 1999 at $0.001:  3,018,000       3,018    2,012          -
Net operating loss for the year ended December 31, 1999            -           -        -     (1,006)
Issuance of Common Stock for Cash
February 3, 2000                                             108,000         108      252          -
Net Operating Loss for the year ended December 31, 2000            -           -        -     (2,931)
Net Operating Loss for the year ended December 31, 2001            -           -        -     (4,763)
Net Operating Loss for the year ended December 31, 2002            -           -        -     (9,344)
                                                           ---------   ---------   ------    --------
Balance December 31, 2002                                  6,126,000       6,126   (3,760)    (19,044)
Issuance of common stock for cash @ $.167  2003              831,168         831  137,697           -
Issuance of common stock for services - 2003               4,285,950       4,286   (2,857)          -
Net operating loss for the year ended December 31, 2003            -           -        -    (145,248)
                                                          ----------   ---------   -------   --------
Balance December 31, 2003                                  11,243,118     11,243   131,080   (164,248)
Issuance of common stock for cash @ $.046 2004                260,000        260    11,740          -
Issuance of common stock for services @ $.10 2004              75,000         75     7,425          -
Issuance of common stock for cash @ $.01 2004                  20,000         20     1,980          -
Net operating loss for the year ended December 31, 2004             -          -         -     (17,249)
                                                           ----------   ---------  -------   ---------
Balance December 31, 2004                                  11,598,118   $ 11,598  $152,225   $(181,497)
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

On December 31, 2004, the Company had a net operating loss carryforward of $164,248. The tax benefit of approximately $49,000 form the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2013 through 2024.

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 72% of the common capital stock issued and have made no interest demand on loans to the Company of $14,944.

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

The following individuals constitute the Company's Executive Officers and Directors.

     Name                        Age        Position
     ----                        ---        --------
     F. Briton McConkie, Jr.     57         President and Director
     Steven R. Fey               56         Secretary, Treasurer and Director

F. Briton McConkie, Jr., Age 59. Mr. McConkie was appointed president and a director of the Company in January, 2002, and will serve until his successor is duly elected and qualified. Mr. McConkie graduated from the University of Utah with a degree in Political Science and Marketing in 1972. Mr. McConkie has served as Director of Wasatch Capital, Inc. in Salt Lake City, Utah since 1993.

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

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended December 31, 2004, no Officers or Directors of the Company, or owners of in 10% or more of the outstanding shares of the Company failed to file reports required by Section 16(a) on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to any officers of the company during the fiscal years ended December 31, 2004 or 2003. The Company in 1996 also issued Axia Group, Inc. (f/k/a CyberAmerica Corporation) 1,000,000 shares for the organizational cost of the Company valued at $1,000. There is currently no policy in place that prevents the Company from compensating its present or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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


                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation                               Long Term Compensation
                                   -------------------------------    -------------------------------------------------------------
                                                                               Awards                    Payouts
                                                                      ---------------------------     ------------
                                                                                       Securities
                                                                      Restricted       Underlying
                                                      Other Annual        Stock          Options          LTIP          All Other
   Name and Principal              Salary     Bonus   Compensation      Award(s)           SARs          payouts       Compensation
        Position           Year      ($)       ($)        ($)             ($)             (#)             ($)              ($)
---------------------   -------- --------- ---------  ------------    ----------       -----------    ------------     ------------
F. Briton McConkie         2003       0         -          -               -

Steven R. Fey              2003       0         -          -               -

- ------------------------ -------- --------- -------- --------------- --------------- -----------   -------------     ------------

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



                   Name and Address of Beneficial    Amount and Nature of
  Title of Class              Ownership              Beneficial Ownership    Percent of Class
  --------------   ------------------------------    --------------------    ----------------

   Common Stock          F. Briton McConkie                4,000,000               36%
                          4114 Splendor Way
                        Salt Lake City, Utah

   Common Stock              Stephen Fey                   4,000,000               36%

   Common Stock      All Executive Officers and            8,000,000               72%
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

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13rd day of July, 2005.


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


Signature                         Title                     Date
---------                         -----                     ----


 /s/ F. Briton McConkie, Jr.
-----------------------------
F. Briton McConkie, Jr.           President, Director       July 13, 2005


 /s/ Steven R. Fey
-----------------------------
Steven R. Fey                     Secretary, Director       July 13, 2005

                                INDEX TO EXHIBITS

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