Form 10QSB
period 2005-03-31
APPIAN, INC.
filed 2005-07-13
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   March 31, 2005                                          000-29605


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

At March 31, 2005, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 11,598,118.

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

                 Signatures..................................................10

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

                                      -4-
Competition
-----------

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

Recent Sales of Unregistered Securities
---------------------------------------

There were no sales of unregistered securities during the quarter ended March 31, 2005.

Record Holders
--------------

As of March 31, 2005, there were eighty-one (81) shareholders of record holding a total of 11,598,118 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations
------------------

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2005, but there can be no assurance that this expectation will be fully realized.

Results of Operations
---------------------

The Company's plan of operation for the coming year, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2005, but there can be no assurance that this expectation will be fully realized.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2005, the Company had no major assets. The Company is currently authorized to issue 100,000,000 shares of common stock, of which 11,598,118 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of March 31, 2005. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2005. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2005. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended March 31, 2005 are attached hereto as F-1 through F-7.

                                Appian, Inc.

                         Unaudited Financial Statements

                                  March 31, 2005

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of March 31, 2005  .........................................F-3

Statement of Operations for the Three Months ended March 31, 2005 and 2004 and February 15, 1996 (Date of Inception) to March 31, 2005..................F-4


Statement of Stockholder's Equity ...........................................F-5

Notes to Condensed Financial Statements......................................F-6

                                 Appian, Inc.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                               As of March 31, 2005


                                     Assets

Current Assets:
   Cash in bank                                                      $       32
                                                                     ----------

     Total Assets                                                    $       32
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $    6,904
   Accounts payable - related parties                                    14,944
                                                                     -----------

     Total Current Liabilities                                           21,848
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;          --
         no shares issued
   Common stock, $.001 par value; authorized 100,000,000 shares;         11,598
         shares issued and outstanding: 11,598,118
   Additional paid-in capital                                           152,225
   Deficit accumulated during development stage                        (185,639)
                                                                     -----------
      Total Stockholders' Deficit                                       (21,816)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $       32
                                                                     ===========







    The accompanying notes are an integral part of these financial statements.


                                Appian Way, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
          For The Three Months ended March 31, 2005 and 2004 and Period
                  From February 15, 1996 (Date of Inception) to
                                 March 31, 2005



                                                                      Inception
                                                                    thru Mar 31,
                                             2004         2003           2005
                                        -----------    -----------  -----------
Revenues:
     None                               $      --      $      --     $      --
                                        -----------    -----------  -----------
                                        $      --      $      --     $      --
                                        -----------    -----------   ----------
Expenses:
     Consultants                                --            --        105,630
     Software Development Costs                 --            --         32,071
     Administrative                           4,142            775       47,938
                                        -----------    -----------    ---------



Net Loss                                $      (775)   $      (513)    (165,023)
                                        ===========    ===========    ===========

Net Loss Per Common Share - basic       $      --      $      --
                                        ===========    ===========

Average Outstanding Shares                  11,598         11,313
    (Stated in 1,000s)                  ===========    ===========


   The accompanying notes are an integral part of these financial statements




                                  Appian, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
            For The Three Months ended March 31, 2005 and 2004 and Period
                  From February 15, 1996 (Date of Inception) to
                                 March 31, 2005

                                                                               Inception
                                                         Mar 31      Mar 31   through Mar.
                                                          2005        2004     31, 2005
                                                       --------    --------   ----------

Cash flows from operating activities:

     Net loss                                        $  (4,142)  $   (775)   $ (185,639)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Changes in accounts payable                       4,142      (1,218)      21,848
       Issuance common capital stock - expenses           --          --          9,935
                                                       --------    --------   ----------


   Net Change in Cash Flow From operations                --         (1,993)    (153,856)
                                                       --------    --------   ----------


Cash Flows From Investing Activities:                     --           --           --
                                                       --------    --------   ----------

Cash Flow From Financing Activities:

Proceeds from issuance of common stock                    --          7,000      153,888


Net Change in Cash                                        --          5,007           32

Cash at Beginning of Period                                  32        --           --
                                                       --------    --------   ----------

Cash at End of Period                                  $     32       5,007           32
                                                       ========    ========   ==========

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

Accounting Methods
------------------

The Company recognized income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not adopted a policy regarding payment of dividends.

Income Taxes
------------

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

On March 31, 2005, the Company had a net operating loss carryforward of $185,639. The tax benefit of approximately $56,000 form the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2014through 2026. Earnings (Loss) Per Share

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Financial and Concentration Risk
--------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company will expense advertising and market development costs as incurred.

Estimates and Assumptions
-------------------------

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

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Recent Accounting Pronouncements
--------------------------------

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of July, 2005.


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


Signature                                Title               Date
---------                                -----               ----


 /s/ F. Briton McConkie
-----------------------------
F. Briton McConkie                President           July 12, 2005


/s/ Steven Fey
-----------------------------
Steven Fey                        Secretary           July 12, 2005





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