Form 10QSB
period 2005-06-30
APPIAN, INC.
filed 2005-08-22
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
---------------------                                     ----------------------
   June 30, 2005                                                000-29605


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

At June 30, 2005, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 34,348,118.

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

Item 4.           Submission of Matters to a Vote of Security-Holders..........5


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....6

Item 6.           Management's Discussion and Analysis or Plan of Operation....7

Item 7.           Financial Statements.........................................7


Item 8.           Exhibits and Reports on Form 8-K............................ 9

                  Signatures.................................................. 9

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2005.

Record Holders

As of June 30, 2005, there were eighty-one (83) shareholders of record holding a total of 34,338,118 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had no major assets. The Company is currently authorized to issue 100,000,000 shares of common stock, of which 34,338,118 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of June 30, 2005. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2005. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2005. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, it is the position of the small business division the securities and exchange commission that promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination. 7


The Company projects that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Management will loan the Company sufficient funds to cover these costs over the next twelve months. Management will prepare the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended June 30, 2005 are attached hereto as F-1 through F-7.

                                Appian, Inc.

                         Unaudited Financial Statements

                                  June 30, 2005

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of June 30, 2005...........................................F-3

Statement of Operations for the Three Months ended June 30, 2005 and 2004 and February 15, 1996 (Date of Inception) to June 30, 2005..................F-4


Statement of Stockholder's Equity ..........................................F-5

Notes to Condensed Financial Statements.....................................F-6

                                 Appian, Inc.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2005


                                     Assets

Current Assets:
   Cash in bank                                                      $       32
                                                                     ----------

     Total Assets                                                    $       32
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $    6,904
   Accounts payable - related parties                                    37,033
                                                                     -----------

     Total Current Liabilities                                           43,937
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;             -
         no shares issued
   Common stock, $.001 par value; authorized 100,000,000 shares;         34,348
         shares issued and outstanding: 34,348,118
   Additional paid-in capital                                           129,475
   Deficit accumulated during development stage                        (207,728)
                                                                     -----------
      Total Stockholders' Deficit                                       (43,905)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $       32
                                                                     ===========







    The accompanying notes are an integral part of these financial statements.


                                Appian Way, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
          For The Three Months ended June 30, 2005 and 2004 and Period
                  From February 15, 1996 (Date of Inception) to
                                 June 30, 2005





                                          Three months ended           Six months ended         Inception to
                                                June 30                     June 30             June 30, 2005
                                        2005          2004            2005          2004
                                    -----------    -----------    -----------    -----------    -----------

Revenue:
         None                       $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------
Expenses:
General and Administrative Costs         22,089          2,786        26,231          3,561        142,228
Research and Development                   --             --             --             --          65,500
                                    -----------    -----------    -----------    -----------    -----------
Operating Profit (Loss)                 (22,089)         2,786       (26,231)        (3,561)      (207,728)
                                    -----------    -----------    -----------    -----------    -----------
Provision for income taxes                 --             --             --             --             --

Net Loss                            $   (22,089)   $    (2,786)   $   (26,231)   $   (3,561)   $  (207,728)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share           $         0    $         0    $         0    $         0
                                    ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding - basic                  15,348,118     11,313,118
                                    ===========    ===========


A


   The accompanying notes are an integral part of these financial statements




                                  Appian, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
          For The Three Months ended June 30, 2005 and 2004 and Period
                  From February 15, 1996 (Date of Inception) to
                                  June 30, 2005

                                                                               Inception
                                                         June 30   June 30    through June
                                                          2005       2004       30, 2005
                                                       --------    --------   ----------

Cash flows from operating activities:

     Net loss                                        $ (26,231)  $  (3,561)   $ (207,728)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Changes in accounts payable                      26,231      (2,128)       43,937
       Issuance common capital stock - expenses              -           -         9,935
                                                       --------    --------   ----------


   Net Change in Cash Flow From operations                    -      (5,689)    (153,856)
                                                       --------    --------   ----------


Cash Flows From Investing Activities:                         -           -            -
                                                       --------    --------   ----------

Cash Flow From Financing Activities:

Proceeds from issuance of common stock                        -       7,000      153,888


Net Change in Cash                                            -       1,311           32

Cash at Beginning of Period                                  32          -             -
                                                       --------    --------   ----------

Cash at End of Period                                  $     32       1,311           32
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

On June 30, 2005, the Company had a net operating loss carryforward of $185,639. The tax benefit of approximately $56,000 form the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2014through 2026. Earnings (Loss) Per Share


Basic and Diluted Net Income (Loss) Per Share

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

                                   Appian, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


2.       Summary of Significant Accounting Policies (continued)

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

                                   Appian, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

3.    CAPITAL STOCK

During 2003 then Company completed private placement offerings of after split common shares of 831,168 for cash and 4,285,950 shares for services. During November 2003 the Company received $7,000 for the purchase of 70,000 common shares. The stock was issued in 2004. On May 5, 2004 the Company completed a forward common stock split of one outstanding share for three shares. This report has been prepared showing post split shares from inception. On June 16, 2005 the Company issued 22,750,000 shares in exchange for all of the stock (10,000 shares) of Tolga Media, Inc., a Nevada Corporation.

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


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August, 2005.


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


Signature                                Title               Date
---------                                -----               ----


 /s/ F. Briton McConkie
-----------------------------
F. Briton McConkie                President           August 20, 2005


/s/ Steven Fey
-----------------------------
Steven Fey                        Secretary           August 20, 2005

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