Form 10QSB
period 2005-09-30
APPIAN, INC.
filed 2005-11-21
CIK 1016082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   September 30, 2005                                        000-29605


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

Record Holders

As of September 30, 2005, there were eighty-one (83) shareholders of record holding a total of 34,338,118 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's unaudited financial statements for the Quarter ended September 30, 2005 are attached hereto as F-1 through F-7.

                                Appian, Inc.

                         Unaudited Financial Statements

                                September 30, 2005

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Balance Sheet as of September 30, 2005.....................................F-3

Statement of Operations for the Three Months ended September 30, 2005 and 2004 and February 15, 1996 (Date of Inception) to September 30, 2005............F-4


Statement of Stockholder's Equity .........................................F-5

Notes to Condensed Financial Statements....................................F-6

                                 Appian, Inc.
                          (A Development Stage Company)
                             Unaudited Balance Sheet
                               As of September 30, 2005


                                     Assets

Current Assets:
   Cash in bank                                                      $      0
                                                                     ----------

     Total Assets                                                    $      0
                                                                     ===========



                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $    6,904
   Accounts payable - related parties                                    63,006
                                                                     -----------

     Total Current Liabilities                                           69,910
                                                                     -----------

Stockholders' deficit
   Preferred stock, $.001 par value; authorized 5,000,000 shares;             -
         no shares issued
   Common stock, $.001 par value; authorized 100,000,000 shares;         34,348
         shares issued and outstanding: 34,348,118
   Additional paid-in capital                                           129,475
   Deficit accumulated during development stage                        (233,733)
                                                                     -----------
      Total Stockholders' Deficit                                       (69,910)
                                                                     -----------

Total Liabilities and Stockholders' Deficit                          $       0
                                                                     ===========







    The accompanying notes are an integral part of these financial statements.


                                Appian Way, Inc.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
          For The Three Months ended June 30, 2005 and 2004 and Period
                  From February 15, 1996 (Date of Inception) to
                                 September 30, 2005





                                          Three months ended           Six months ended
                                             September 30                September 30           Inception to
                                        2005          2004            2005          2004     September 30, 2005
                                    -----------    -----------    -----------    -----------    -----------

Revenue:
         None                       $      --      $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------    -----------
Expenses:
General and Administrative Costs         12,807          4,790        52,236          8,352        155,035
Research and Development                   --             --             --             --          65,500
                                    -----------    -----------    -----------    -----------    -----------
Operating Profit (Loss)                 (12,807)         4,790       (52,236)        (8,352)      (220,535)
                                    -----------    -----------    -----------    -----------    -----------
Provision for income taxes                 --             --             --             --             --

Net Loss                            $   (12,807)   $    (4,790)   $   (52,236)   $   (8,352)   $  (220,535)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share           $         0    $         0    $         0    $         0
                                    ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding - basic                  34,348,118     11,313,118
                                    ===========    ===========


A


   The accompanying notes are an integral part of these financial statements




                                  Appian, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
            For The Nine Months ended June 30, 2005 and 2004 and Period
                  From February 15, 1996 (Date of Inception) to
                                 September 30, 2005

                                                                               Inception
                                                      September 30 September30 through Sept
                                                          2005        2004     30, 2005
                                                       --------    --------   ----------

Cash flows from operating activities:

     Net loss                                        $ (52,235)  $  (8,352)  $ (220,535)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Changes in accounts payable                      52,203      (2,128)     210,600
       Issuance common capital stock - expenses              -           -        9,935
                                                       --------    --------   ----------


   Net Change in Cash Flow From operations                  (32)    (5,689)    (153,888)
                                                       --------    --------   ----------


Cash Flows From Investing Activities:                         -           -            -
                                                       --------    --------   ----------

Cash Flow From Financing Activities:

Proceeds from issuance of common stock                        -       7,000      153,888


Net Change in Cash                                          (32)      1,311           0

Cash at Beginning of Period                                  32          -            0
                                                       --------    --------   ----------

Cash at End of Period                                  $     0        1,311           0
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


Signature                                Title               Date
---------                                -----               ----


 /s/ F. Briton McConkie
-----------------------------
F. Briton McConkie                President           November 20, 2005


/s/ Steven Fey
-----------------------------
Steven Fey                        Secretary           November 20, 2005

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